Form 10-K
period 2023-12-31
Vocodia Holdings Corp
filed 2024-04-16
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ___________

COMMISSION FILE NO. 001-41963

VOCODIA HOLDINGS CORP

(Exact name of registrant as specified in charter)

WYOMING	86-3519415
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

36401 Congress Avenue, Suite #160, Boca Raton, Florida 33487

(Address of principal executive offices and zip code)

(561) 484-5234

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	VHAI	Cboe BZX Exchange, Inc
Series A Warrants	VHAI+A	Cboe BZX Exchange, Inc
Series B Warrants	VHAI+B	Cboe BZX Exchange, Inc

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s common shares began trading on the CBOE on February 23, 2024.

There were 22,735,237 shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of April 12, 2024.

VOCODIA HOLDINGS CORP

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

In this Annual Report on Form 10-K, unless otherwise stated or as the context otherwise requires, references to “Vocodia Holdings Corp,” “Vocodia,” the “Company,” “we,” “us,” “our” and similar references refer to Vocodia Holdings Corp, a Wyoming corporation. Our logo and other trademarks or service marks of the Company appearing in this Annual Report on Form 10-K are the property of Vocodia Holdings Corp.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “continue,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under Part I Item 1 “Business” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other parts of this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

ii

PART I

ITEM 1. BUSINESS

Overview

Vocodia Holdings Corp (“VHC”) was incorporated in the State of Wyoming on April 27, 2021 and is a conversational AI technology provider. Our technology is designed to drive better sales and services for its customers. Clients turn to us for their product and service needs.

We are an AI software company that build practical AI functions and makes them easily obtainable for businesses on cloud-based platform solutions at low costs and scalable to multiagent vast enterprise solutions.

Our operations include three wholly owned subsidiaries: (1) Vocodia FL, LLC, which was incorporated in the State of Florida on June 2, 2021 and manages all of VHC’s human resources and payroll functions, (2) Vocodia JV, LLC, which was incorporated in the State of Delaware on October 7, 2021 and was formed with the intention to conduct any and all joint ventures or acquisitions for VHC, which do not exist as of the date of this report, and (3) CFM, which was incorporated in the State of Florida on November 26, 2019 and is an IT services provider. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was wholly acquired by the Company from Mr. Sposato per the Contribution Agreement dated August 1, 2022. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was acquired by the Company from Mr. Sposato per the Contribution Agreement, dated August 1, 2022. In the Contribution Agreement, Mr. Sposato, as Contributor, has contributed, assigned, transferred and delivered to us, the outstanding capital stock of CFM and we have accepted the contributed shares from the Contributor. As full consideration for the Contribution, we have paid the Contributor consideration in the amount of $10.

We aim to offer corporate clients scalable enterprise AI sales and customer service solutions intended to rapidly increase sales and service, while lowering employment costs.

We seek to enhance rapport and relationship building for customers, which is as necessary component to sales. We believe that there is a positive correlation between AI which sounds similar to a human voice over the phone and better customer rapport and customer service benefits. With our advanced AI, we believe that it will be difficult for customers to distinguish between speaking to a human sales representative and to an AI bot. We believe we can increase customer satisfaction and maximize potential service efficiency for its clients. Our goal is to provide quick training and deployment, potentially unlimited scalability, easy integration with existing corporate platforms and other benefits to our customers from AI’s efficiency.

We strive to help our customers manage budgets and perform better than the high costs of existing sales and service personnel.

Corporate History

We were incorporated under the laws of the State of Wyoming on April 27, 2021.

Our principal executive office is located at 6401 Congress Avenue, Suite #160 Boca Raton, FL 33487. Our telephone number is (561) 484-5234. Our website address is https://vocodia.com/ and our general email is sales@vocodia.com. The information contained on our website is not incorporated by reference into this report, and you should not consider any information (nor use the same in deciding whether to purchase our common stock) contained on, or that can be accessed through, our website as part of this report.

A 1-for-20 Reverse Stock Split of our common stock became effective on January 27, 2023. Pursuant to the Reverse Stock Split, every twenty (20) shares of common stock issued and outstanding upon the effectiveness of the Reverse Stock Split was combined and converted into one (1) share of common stock. No fractional shares were issued in connection with the Reverse Stock Split but was rounded up to the nearest whole number. The Reverse Stock Split had no effect on the authorized amount or par value of the common stock, preferred stock, or the currently issued and outstanding series of preferred stock and presently issued and outstanding preferred stock.

Our Organizational Structure

As of the date of this report, we employ 13 personnel, all of whom are contractors, in connection with its business operations. Our organizational structure currently consists of three executive officers (the Chief Executive Officer, the Chief Financial Officer, and Chief Product Officer), we have four personnel in operations who work directly with the Chief Executive Officer, a software engineer and database engineer who work directly with the Chief Technology Officer, and a bookkeeper and part-time advisor in the finance and accounting department.

Significant Products & Services

We are a conversational AI software developer and provider. Our mission is to maximize value in communications between organizations and their consumer bases from “hello” to “goodbye”. Our goal is to be the conversational leader in corporate and organizational, agenda driven communications, to drive convenience, scale, and empowerment, while reducing operational costs and risk.

We offer our corporate clients scalable enterprise-level AI sales and customer service solutions which allow for AI sales representatives to reduce human labor costs and responsibilities while increasing the reach and efficacy of human-led, purposeful, agenda driven and conversational communications. We deliver our patent pending conversational AI software in the form of Digital Intelligent Sales Agents, which we refer to as DISAs® (the “DISAs”). The DISAs are built with AI software programmed for the DISAs to sound and feel human and to perform business tasks that require humans to converse with one another effectively, and thus to provide the best representation for each of our customers’ businesses.

We have developed and released its first software product and platform, which we refer to as “DISA”, a humanized conversational AI technology, that can complete each stage of the conversational aspect of the sales process, business-to-business (“B2B”) and business-to-consumer (“B2C”).

Our prospects for direct software sales are any enterprise clients who are in the phone and call center markets. The initial sales targets were call centers who needed to replace poor performing staff in the pre-Covid-19 era. Now, our sales targets have shifted to filling empty seats in the call centers. Our technology powers our virtual agent, the DISA. In the current marketplace, we consider any corporate client with a 50-seat call center at a telephony location a potential sales client. These potential clients span many industry verticals, including but not limited to, health, solar, employee retention credit, insurance, recruiting and real estate, automotive, cruise lines and hospitality and lodging.

Our AI sales agents not only sell and serve prospects and customers, but also gather and report robust intelligence from customers and the marketplace. Vocodia’s DISAs are programmed to instantly answer customer service calls and to upsell and provide personalized customer care.

Our DISAs have been programmed to provide the marketplace with an alternative to human sales representatives in the function of (1) sales; (2) customer service; (3) supportive agency; (4) intermediary communications; and (5) alerts with automated transfers and queuing. The DISAs are tailored to serve the specific requirements of each of our customers and are delivered via our proprietary platform.

We view our DISAs as the total solution for those in need of sales and customer service automation, which provides the marketplace alternative to a role that has primarily been serviced by humans in the sales and customer service departments, in part or in whole, to increase our clients’ revenues and lower costs, providing them with the ability to produce campaigns fast and scale them up or down as necessary.

Our AI software is intended to provide a solution for operational costs and efficiency deficits by improving business automation and reducing the inefficiencies caused by human limitations. Our motto is to “Go Beyond Human”, with AI alternative of human salespeople and customer service representatives. We aim to lower costs associated with sales campaigns that rely on humans and provide scalability of agent quantity, style, mission, and other personalization at varying levels for each organization’s needs.

We have developed and released its first software product and platform, which we refer to as “DISA”, a humanized conversational AI technology, that can complete each stage of the conversational aspect of the sales process, business-to-business (“B2B”) and business-to-consumer (“B2C”).

Our prospects for direct software sales are any enterprise clients who are in the phone and call center markets. The initial sales targets were call centers who needed to replace poor performing staff in the pre-Covid-19 era. Now, our sales targets have shifted to filling empty seats in the call centers. Our technology powers our virtual agent, the DISA. In the current marketplace, we consider any corporate client with a 50-seat call center at a telephony location a potential sales client. These potential clients span many industry verticals, including but not limited to, health, solar, employee retention credit, insurance, recruiting and real estate, automotive, cruise lines and hospitality and lodging.

Our AI sales agents not only sell and serve prospects and customers, but also gather and report robust intelligence from customers and the marketplace. Vocodia’s DISAs are programmed to instantly answer customer service calls and to upsell and provide personalized customer care.

We have achieved a new milestone. Our telephonic switch, connecting our conversational AI to the world via telephone, can now manage and connect a single DISA to 20,000 simultaneous unique telephone conversations (unique customers). We call this quantity of active telephone lines, “Clusters”.

We can add on new Clusters in 4 to 5 minutes, and to date, we have not identified a limit of Clusters managing simultaneous conversations. Using Voice Over Internet Protocol (VOIP) and our proprietary switch, customers can dial in on 20,000 lines and be answered by our AI representatives, as well as dial out and initiate full sales and customer service functions. The advantage of this technology is that organizations may now manage surges of interest, customer service, or emergencies, without backlog or hold times.

We believe this scale of “telephone switch clusters” is a unique service in the world, providing benefit to organizations in unanticipated surges of customer services, sales and information exchange demand.

Market Overview

Growth for most businesses means increasing sales and services. However, growth is often limited by available resources, such as customers and employees. Planning, recruiting, training and retaining employees to focus on growth (sales), and retaining such employees (attrition), is typically expensive and costs can be prohibitive. Further, labor costs can be a considerable percentage of overall costs for running the business as they include, without limitation, employee wages, benefits, payroll or other related taxes. There may be no relief for businesses faced with the necessary employment costs of sales agents and customer service personnel.

●	Voice Quality: We provide AI with high-level voice quality and seeks to deliver superior service in the marketplace.

●	Quality Sales: We use the following sales and marketing strategy: Prospects – Qualifies – Closes – Processes Orders – Upsells. Our DISAs are able to generate more leads and more transfers to clients so they can sell or upsell their new leads and transfers on their products. We believe that our customers can become more efficient by hiring DISA “fronters”, rather than traditional “fronters”. These traditional human “fronters” have served as the driving force in call centers making 150 or so calls daily to qualify potential clients. Once qualified, they then transfer the call to another department of the call center which handles the final transactional element of the sales call. The fronter position is the high turnover, low pay, very hard to hire, part for call centers that are the costliest and least productive. We automate this part of the process using AI to make these calls, instead of the human fronters. In addition, AI only has to be trained once, does not take vacation, can call 24/7, and could cost less than human fronters. Thereby, corporate clients can receive the same level of sales expected from their top 85% of employees. We deliver effective, dependable, scalable to the hour, low variance sales and customer service solutions.

●	Affordability: AI sales agents (also known as AI bots) cost less than one-third of human sales agents without human issues that tend to affect the processes, human resources and bottom line.

●	Scalability: Our software is cloud-based and Application Programming Interface (“API”)-friendly, which is interoperable with third-party platforms. We offer companies scalable enterprise-level AI sales and customer service solutions which reduce human labor costs and responsibilities while increasing the reach and efficacy of human led, purposeful, agenda driven and conversational communications.

●	Compliance: DISAs parameters are set by our clients’ needs and uploaded data. These inputs can include, but are not limited to, recordings, scripts and rebuttals supplied by a respective client. We use our clients’ data and trains their respective DISAs to converse with prospective customers, qualify them, and then transfer the call to a “closer” to sell to the customer. The AI/DISA can only say what they are trained and programmed to say. We believe this will lead to higher level of compliance, avoiding impromptu human errors which will not occur for our DISAs.

●	Speedy Training: The AI can be trained in 3 days with: recordings of existing sales calls; and sales script for baseline and target goals. AI bots also continue to learn on the job from call interactions, thus machine learning progressively improves over time.

Strategy

Technology

We believe that we have built, and will continue to build, AI conversational systems that sound virtually the same as humans. Proprietary software and systems have been developed in-house from scratch with streamlined integration and a growing number of customer relationship managements (“CRMs”) and platforms all over the world. Our software uses Artificial Intelligence, Augmented Intelligence, Natural Language Processing and Machine Learning to provide a robust, continuously learning engine which can perform multiagent functions simultaneously. Our software is cloud-based, permitting easy API integration with most systems and platforms commonly used by businesses today.

Products

We have developed and released its first software product and platform, which we refer to as “DISA”, a humanized conversational AI technology, that can complete each stage of the conversational aspect of the sales process, business-to-business (“B2B”) and business-to-consumer (“B2C”).

Our prospects for direct software sales are any enterprise clients who are in the phone and call center markets. The initial sales targets were call centers who needed to replace poor performing staff in the pre-Covid-19 era. Now, our sales targets have shifted to filling empty seats in the call centers. Our technology powers our virtual agent, the DISA. In the current marketplace, we consider any corporate client with a 50-seat call center at a telephony location a potential sales client. These potential clients span many industry verticals, including but not limited to, health, solar, employee retention credit, insurance, recruiting and real estate, automotive, cruise lines and hospitality and lodging.

Our AI sales agents not only sell and serve prospects and customers, but also gather and report robust intelligence from customers and the marketplace. Vocodia’s DISAs are programmed to instantly answer customer service calls and to upsell and provide personalized customer care.

Development Strategy

We plan three phases of development to become the largest and most profitable AI service provider, globally, in the next five years:

●	Integrate AI sales agents and customer service offerings directly into existing enterprises and then via CRM applications;

●	Increase sales of AI-assisted workflow to more enterprises in a variety of functions and industries (e.g., food ordering, administration, accounting, bookkeeping and human resources). Grow revenue streams, including based upon market pricing where our DISAs can perform at advantageous margins such as notable efficiencies or less operational costs to achieve the same function to the satisfaction of the end customer (acquisitions may become a significant part of our growth strategy, but at this time we have not identified any specific candidates that meet our objectives); and

●	Integrate personal AI assistants to individuals for overall life assistance, integrated with existing sales and other AI bots, to serve members of the community.

Acquisition Strategy

Our strategy includes seeking to selectively pursue acquisitions, including companies with revenue streams where our DISAs can perform at advantageous margins with noticeable efficiency or less operational costs to achieve the same function. We will concentrate on several important priorities in evaluating potential acquisition candidates, including the key considerations and objectives we hope to achieve, which are listed below:

●	acquiring beneficial technology or use;

●	accelerating market share;

●	increasing revenue;

●	enhancing efficiencies in product and service delivery;

●	identifying and addressing possible threats to our organization;

●	acquiring access to targeted and specified client base;

●	reducing client acquisition costs by reducing our demands on resources and time (opportunity costs);

●	acquiring client bases from companies who have service relationships with consumers and acquisitions of companies with or without offerings of similar services;

●	reducing our client acquisition costs, preserving going rates of such services, and extending our wrapped services to such client base; and

●	maintaining our dynamic pricing thereby potentially creating greater value opportunities and allows us to minimize market price arbitrage to maximize profit potential.

Management and Operating Strategy

Our management is market-receptive: as a new technology company, we seek to continuously identify new markets as well as industries where our services would be beneficial to potential customers. We believe that our technologies offer businesses and consumers significant advantages, but our technology is not yet generally recognized. We remain open to discovering new opportunities to offer our technology solutions.

We believe that we have an attractive operating model due to the scalability of our AI platform, the recurring nature of our revenue (Software-as-a Service (“SaaS”)) and the potentially high operating margins. We rely on conversions (sales) to generate increased free cash flow. Conversions happen for us when our clients use our services to sell their products/services to their customers. Our operational structure and AI focus allow us to convert enterprise clients in their call center environments (allowing us to rapidly convert clients in a cost-effective manner).

Given the fixed-cost nature of our technology, DISAs allow us to scale our solutions quickly with low marginal costs. These DISAs can pitch and close, as well as manage full customer service operations, in high data interactive demand-based industries, while providing a full human conversation experience to human customers. We offer our customers a contract term of 12 months, with a monthly fee of $1,495 per DISA per month. Additionally, we offer custom setup for a fee to begin building a DISA for a client (i.e., one-time setup fee for each client campaign). We believe that our recurring revenue, combined with our robust sales pipeline and enterprise customer base, will continue to contribute to our long-term growth and strong operating margins, giving us flexibility to allocate capital for our continued success.

Growth Strategy

We believe that we are well positioned for continued growth across the various markets in the call center space. Our strategy for achieving growth includes the following:

Continue to innovate

We believe a significant opportunity exists to enhance our technology platform and analytics using our vast database. We intend to expand our technology services offerings to capitalize on the evolving call center and customer service environment. Our investments in human capital, technology and services capabilities position us to continue to pursue rapid innovation. Examples of our recent innovations include upgrading our own proprietary switch. Our platform depends on phone switch capability (generally voice over internet protocol switches) to generate the actual connection from AI to the customer on the outside. Thus, we are dependent on outside telecom switches and infrastructure to manage the speed of our connection pace. This dynamic creates operational risk, due to the reliance of each switch provider’s technology and infrastructure limits. The bulk of our challenges come from switch uncertainty. Therefore, our goal is to improve our own company-controlled switch, which is critical to our economic health, growth and can facilitate easier delivery of services provided in each software sale. We believe this development would provide us with switch independence, allowing us to obtain more control, efficiency and certainty of delivery while lowering internal costs and managing traffic to external, non-company managed switches. The benefits of building our own switch allows us to scale faster in the quantity of software licenses, the variety of industries and verticals served, the independent scale of service utilized by each individual software licensee (end user), and the quantity of connections made by the hour.

Expand portfolio through strategic acquisitions

We have developed an internal capability to source, evaluate and integrate acquisitions that have created value for our stockholders. We plan to target strategic acquisitions subsequent to the closing of this initial public offering, but we have not currently entered into any agreements for the acquisition of significant assets, businesses or companies. While there is no guarantee that any acquisition will be completed, successful acquisitions may bring a collection of complimentary technology and existing revenue to us.  We also plan to continue to pursue strategic acquisitions to grow our platform and enhance our ability to provide more services to our clients. We also expect to seek favorable commercial opportunities, primarily in the areas of technological platforms, data suppliers and consulting services providers.

Customers

We have a diversified pipeline of potential clients. Current clients include health insurance providers, health insurance recruiting new agents, employee retention credits, solar, real estate recruitment and real estate new clients. Through the development of our proprietary switch (as described below) and technical team, we have the ability to scale our DISAs over time. We also intend to scale our client base by strategically adding new sales development personnel and customer service and support team members. We believe that we are in the early stages of penetrating this expanding market with our DISA technology platform.  Key elements of this strategy include:

●	widely commercializing this new humanized conversational AI platform in the marketplace;

●	increasing the enterprise client usage by increasing the number of DISAs per client;

●	adding multi-channel capabilities to our platform in the form of text message, voicemail, social media (such as LinkedIn), etc. to increase connection rates; and

●	acquiring new strategic partners who bring enhanced complimentary technology and revenue to help us increase market share.

We are in formal negotiations with SEDENA – Secretaría de la Defensa Nacional (The National Defense Department of Mexico) – to provide services of AI driven information and emergency services. We have initiated a Spanish library creation of SEDENA’s AI conversation engine to fulfill this potential arrangement. We believe that the launch of our services with SEDENA will exemplify case use of citizen warnings, alerts and intelligence gathering for other government agencies and municipalities. The negotiations with SEDENA are ongoing and we cannot assure you that we will be able to reach a definitive agreement with respect to the arrangement.

We have also recently completed the approved build-out of a sales DISA for Vertical Merchant Solutions (“VMS”), a large merchant services credit card processing provider. VMS is a pre-release client under agency capacity and is preparing to expand its operations with our technology in 2024. VMS has indicated interest in exclusive software licensing for the merchant services industry.

Competition

We operate in a competitive market with many competitors. The artificial intelligence and customer service market opportunity is large, and many companies compete in these sectors.

We are in the humanized conversational AI market. We are specifically in the call center market, changing the way call centers do business. We help fill the empty seats in call centers.

We are unique in the AI sector in that it has client service systems which allow for quicker delivery than competitors of partial or full replacement humans in conversation-dependent job functions. We use our proprietary augmented and AI software to match, duplicate or reimagine specific conversation-dependent job functions. We create a unique system of individual agents for each customer. We also have a proprietary deployment platform which allows for agenda-driven conversations to be connected from ‘computer’ to humans over telephonic networks. Further, each conversation is recorded and timestamped, creating a deliverable recording and transcript of each exchange between computer and human client. Our greatest differentiator is the ability to scale up or down the quantity of human equivalent agents to meet client demands. Our platform permits speedy delivery, cost effective alternatives to traditional sales, marketing and market intelligence. We use agenda-driven, consumer-targeted engagement campaigns. We believe that our software and platform provides significant benefits to call centers, both commercial exchange services and independent internal call centers, regardless of their size.

Trademarks and Patents

On August 1, 2022, Mr. Podolak and Mr. Sposato, each an officer and director of the Company, assigned to the Company (the “Parties”) significant intellectual property pursuant to a Bill of Sale and Assignment entered into by the Parties (“Bill of Sale and Assignment”). The consideration for the assignment was 300,000 shares of the Company’s common stock issued on January 5, 2023. Mr. Podolak and Mr. Sposato each received 150,000 shares, respectively. The intellectual property consists of various systems, software and other core technology used in our business and operations.

We currently have one outstanding patent application with the U.S. Patent and Trademark Office on our technology and processes.

Sales and Marketing

We intend to use the following sales and marketing strategy: Prospects – Qualifies – Closes – Processes Orders – Upsells. Our DISAs are able to generate more leads and more transfers to clients so they can sell or upsell their new leads and transfers on their products. We believe that our customers can become more efficient by hiring DISA “fronters”, rather than traditional “fronters”. These traditional human “fronters” have served as the driving force in call centers making 150 or so calls daily to qualify potential clients. Once qualified, they then transfer the call to another department of the call center which handles the final transactional element of the sales call. The fronter position is the high turnover, low pay, very hard to hire, part for call centers that are the costliest and least productive. We automate this part of the process using AI to make these calls, instead of the human fronters. In addition, AI only has to be trained once, does not take vacation, can call 24/7, and could cost less than human fronters. Thereby, corporate clients can receive the same level of sales expected from their top 85% of employees. We intend to deliver effective, dependable, scalable to the hour, low variance sales and customer service solutions.

Government Regulation

We are subject to a variety of domestic and foreign laws and regulations in the United States and abroad involving matters that are important to (or may otherwise impact) our various websites, such as broadband internet access, online commerce, privacy and data security, advertising, intermediary liability, consumer protection, taxation, worker classification and securities compliance. These domestic and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are continually evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations (and any amended, proposed or new laws and regulations) are often uncertain, particularly in the Internet industry, and may vary from jurisdiction to jurisdiction and over time, which could result in conflicts with the current policies and practices of our websites.

Because we conduct substantially all of our business on the Internet, we are particularly sensitive to laws and regulations that could adversely impact the popularity or growth in use of the Internet and/or online products and services generally, restrict or otherwise unfavorably impact whether or how we may provide our products and services, regulate the practices of third parties upon which we rely to provide our products and services and/or undermine an open and neutrally administered Internet access. For example, in December 2017, the U.S. Federal Communications Commission adopted the Restoring Internet Freedom Order. This order, which was released in January 2018 and took effect in June 2018, reversed net neutrality protections in the United States that had been in place since 2015, including the repeal of specific rules against blocking, throttling or “paid prioritization” of content or services by Internet service providers. Also, Section 230 of the Communications Decency Act of 1996 (“Section 230”), which generally provides immunity for website publishers from liability for third party content appearing on their platforms and the good faith removal of third party content from their platforms that they may deem obscene or offensive (even if constitutionally protected speech), since its adoption has been (and continues to be) subject to a number of challenges. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, the U.S. Congress amended Section 230 to remove certain immunities and most recently, in 2020, various members of the U.S. Congress introduced bills to further limit Section 230, and a petition was filed by a Department of Commerce entity with the Federal Communications Commission to commence a rulemaking to further limit Section 230. Any future adverse changes to Section 230 could result in additional compliance costs for us and/or exposure for additional liabilities.

Because we receive, store and use a substantial amount of information received from or generated by our users and subscribers, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data security, primarily in the case of our operations in the United States and the European Union and the handling of personal data of users located in the United States and the European Union. Recent examples of comprehensive regulatory initiatives in the area of privacy and data security include a comprehensive European Union privacy and data protection reform, the GDPR, which became effective in May 2018. The GDPR, which applies to certain companies that are organized in the European Union or otherwise provide services to (or monitor) consumers who reside in the European Union, imposes significant penalties (monetary and otherwise) for non-compliance, as well as provides a private right of action for individual claimants. The GDPR will continue to be interpreted by European Union data protection regulators, which may require us to make changes to our business practices and could generate additional risks and liabilities. The European Union is also considering an update to its Privacy and Electronic Communications Directive to impose stricter rules regarding the use of cookies.

In addition, in October 2015, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000 for the transfer of personal data from the European Economic Area (the “EEA”) to the United States, and on July 16, 2020, the ECJ invalidated the EU-U.S. Privacy Shield as an adequate safeguard when transferring personal data from the EEA to the U.S. These regulations continue to evolve and may ultimately require us to devote resources towards compliance and/or make changes to our business practices to ensure compliance, all of which could be costly. Also, the exit from the European Union by the United Kingdom could result in the application of new and conflicting data privacy and protection laws and standards to our operations in the United Kingdom and our handling of personal data of users located in the United Kingdom. At the same time, many jurisdictions abroad in which we do business have already or are currently considering adopting privacy and data protection laws and regulations.

Moreover, while multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures, certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides new data privacy rights for California consumers, and restricts the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. In addition, on November 3, 2020, California voters approved Proposition 24, which amends certain provisions of the CCPA and becomes effects January 1, 2023, will further restrict the ability of certain of our websites to use personal California user and subscriber information in connection with their various products, services and operations and/or impose additional operational requirements on such websites. Lastly, the U.S. Federal Trade Commission has also increased its focus on privacy and data security practices, as evidenced by the first-of-its-kind, $5 billion dollar fine against a social media platform for privacy violations in 2019. As a result, we could be subject to various private and governmental claims and actions in this area.

As a provider of certain subscription-based products and services, we are also impacted by laws or regulations affecting whether and how our websites may periodically charge users for membership or subscription renewals. For example, the European Union Payment Services Directive, which became effective in 2018, could impact the ability of certain of our websites to process auto-renewal payments for, as well as offer promotional or differentiated pricing to, users who reside in the European Union. Similar laws exist in the U.S., including the federal Restore Online Shoppers Confidence Act and various U.S. state laws, and legislative and regulatory enactments or amendments are under consideration in a number of U.S. states.

We are also sensitive to the adoption of new tax laws. The European Commission and several European countries have recently adopted (or intend to adopt) proposals that would change various aspects of the current tax framework under which certain of our European websites are taxed, including proposals to change or impose new types of non-income taxes (including taxes based on a percentage of revenue).

We are also subject to laws, rules and regulations governing the marketing and advertising activities of our various websites conducted by or through telephone, email, mobile digital devices and the Internet, including the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, the CAN-SPAM act and similar state laws, rules and regulations, as well as local laws, rules and regulations and relevant agency guidelines governing background screening.

Further, all of our websites could subject to the Americans with Disabilities Act (the “ADA”). The ADA does not explicitly address online compliance. With no specific coverage under the law, it usually falls to the courts to determine how ADA standards apply to websites-or whether they do at all.

Listing on Cboe BZX Exchange, Inc.

Our Common Stock, Series A Warrants and Series B Warrants are listed on the Cboe BZX Exchange, Inc. (the “CBOE”) under the symbols “VHAI,” “VHAI+A” and “VHAI+B, respectively.

Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The former employee recently filed a charge with the Equal Employment Opportunity Commission and the Fair Employment Practices Agencies (EEOC/FEPA) alleging discrimination based on sex and retaliation, among other specific allegations including disparate impact/intent and/or treatment and discrimination/harassment/retaliation based on being a female. She also claims she was subjected to a sexually hostile environment. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

Property

We are the lessee in a 5-year and 4-month commercial lease agreement that commenced on August 1, 2021 and will expire on November 20, 2026, unless otherwise terminated by Vocodia or the lessor. The leased property is office space located at 6401 Congress Avenue, Suite #160, Boca Raton, Florida. The lessor to the agreement is Catexor Limited Partnership-I, a Florida limited partnership.

Employees

As of December 31, 2023, we have a total of 13 personnel, all of whom are contractors, in connection with its business operations.

Available Information

Our website address is https://vocodia.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (when filed), Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations, and the price of our securities could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. The statements contained in this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our securities could decline, and investors in our securities may lose all or part of their investment.

Risks Related to Our Business - General

We will need to raise additional capital to expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when we will achieve significant revenues and sustained profitability.

We have limited revenues and cannot definitively predict when we will achieve significant revenues and sustained profitability. We do not anticipate generating significant revenues and execute our business strategy and operations, of which we can give no assurance. We are unable to determine when we will generate significant revenues from our operations. We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to sell certain of our websites, reduce operations or reduce our staff. Furthermore, we cannot assure you that profitability, if achieved, can be sustained on an ongoing or long-term basis.

We require additional capital to support our present business plans and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, we plan to use approximately $500,000 in capital to fund our acquisitions of websites, technologies or other assets (as of the date of this report, we have no agreements in place to make any acquisitions), approximately $1,500,000 for research and development, and approximately $2,350,000 for sales and marketing, working capital and general corporate purposes. We may choose to raise additional capital beyond these amounts in order to expedite and propel growth more rapidly. We can give no assurance that we will be successful in raising any additional funds. Additionally, if we are unable to generate sufficient revenues from our sales and operating activities, we may need to raise additional funds, doing so through debt and equity offerings, in order to meet our expected future liquidity and capital requirements, including capital required for operations. Any such financing that we undertake will likely be dilutive to current stockholders.

We intend to continue to make investments to support our business growth, including acquiring additional assets. In addition, we may also need additional funds to respond to other business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek to raise additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all our business plans.

We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

Our independent auditors concurred with our management’s assessment that raises substantial doubt as to our ability to continue as a going concern.

Management has determined and has stated in the notes to the Company’s 2023 and 2022 Consolidated Financial Statements that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern, which are still present. Our independent auditors concurred with our management’s assessment that raises substantial doubt as to our ability to continue as a going concern.

If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued services of Brian Podolak, our Chief Executive Officer, Scott Silverman, our Chief Financial Officer, James Sposato, our Chief Technology Officer, and other members of our key management team and our consultants. We especially consider Mr. Podolak to be critical to the management of our business and operations and the development of our strategic direction. Though no individual is indispensable, the loss of the services of these individuals could have a material adverse effect on our business, operations, revenues or prospects. We do not currently maintain key man life insurance on the lives of these individuals. Our future success will also depend on our ability to identify, hire, develop, motivate and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired business, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

Our Chief Financial Officer is currently employed on a part-time basis.

Our Chief Financial Officer, Scott Silverman, is a consultant who works with other small, private companies as chief financial officer and may not commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our business and the other businesses. Mr. Silverman intends to spend at least 20-30 hours per week working on our matters, although he is not obligated to contribute any specific number of his hours per week to our affairs. If other business affairs require Mr. Silverman to devote a greater portion of his time and attention, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to expand our business or could cause us to experience delays in the processing and preparation of our financial information which is necessary for the timely filing our financial reports with the SEC. Failure to file SEC disclosures in both an accurate and timely manner could cause a material adverse effect on the Company’s business and has an impact on the Company’s ability to remain listed. The Company does not plan to hire a full time Chief Financial Officer until a later, but as of yet undetermined date, which could have a material adverse impact on the Company’s business.

We are anticipating a period of rapid growth in our headcount and operations, which may place, to the extent that we are able to sustain such growth, a significant strain on our management and our administrative, operational and financial reporting infrastructure.

Our success will depend in part on the ability of our senior management to manage this expected growth effectively. To do so, we believe we will need to continue to hire, train and manage new employees as needed. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial controls and update our reporting procedures and systems. The expected addition of new employees and the capital investments that we anticipate will be necessary to manage our anticipated growth and will increase our cost base, which may make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our anticipated growth, then we will be unable to execute our business plan.

Negative publicity could adversely affect our reputation, our business, and our operating results.

Negative publicity about our Company (including, but not limited to the quality and reliability of our products and services, our privacy and security practices, and litigation involving or relating to us) could adversely affect our reputation which, in turn, could adversely affect our business, results of operations and financial condition. Because Vocodia is in a competitive industry where public perception is important, any harm to the Company’s reputation could be significant. Negative perception about the Company or its software and platform could harm sales and business prospects.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Such events could make it difficult or impossible for us to deliver our products and services to our customers and could decrease demand for our products and services.

Additionally, we depend on the efficient and uninterrupted operations of our third-party data centers and hardware systems. The data centers and hardware systems are vulnerable to damage from earthquakes, tornados, hurricanes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to third-party data centers or systems, we may be unable to provide our clients with our products and services until the damage is repaired and may accordingly lose clients and revenues. In addition, subject to applicable insurance coverage, we may incur substantial costs in repairing any damage.

Political and economic factors may negatively affect our financial condition or results of operations.

Supply chain interruptions, regulatory changes, or political climate concerns could potentially adversely impact our relationships. Additionally, rising inflation could cause our product, marketing, and labor costs to rise beyond an acceptable level to us or cause us to increase our prices to a level not accepted by consumers. Furthermore, market volatility and macro-economic risks, including a slowdown or potential recession, could harm us and our business. We operate in the sales and customer service sector, and reductions in discretionary spending or consumer demand could have a significant negative impact on our operations and prospects. Any of the foregoing factors could negatively impact our financial condition or the results of our operations.

The COVID-19 pandemic has negatively affected our operations and may continue to do so in the future.

The World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively affected our operations and may continue to do so in the future. The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, which has limited access to our facilities, potential customers, management, support staff and professional advisors and can, in the future, impact our supply chain. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react in a timely manner, to mitigate the impact of this event.

In the past, the pandemic negatively affected the development of software, limited identification and cooperation with development partners and slowed the progress of development and deployment. We were also negatively affected due to lack of coordination with early customers, which paid and contracted with management to provide our software as it was developed. We believe that business contracts were jeopardized due to lack of cooperation and the business disruption resulting from stay-at-home policies which severely derailed our coordination with other parties. Further we believe that the pandemic had an adverse effect on development of other in-development partners, including key personnel in software coding and development who suffered health conditions during the pandemic and limited our performance.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on our customers and employees, all of which are uncertain and cannot be predicted. At this point, the overall extent to which COVID-19 may impact our financial condition or results of operations in the future is uncertain.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over the COVID-19 pandemic, inflation, energy costs, geopolitical issues, the U.S. mortgage market and unstable real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and overall plan of business.

We are authorized to issue preferred stock without stockholder approval, which could adversely impact the rights of holders of our securities.

Our articles of incorporation authorize us to issue up to 24,000,000 shares of Preferred Stock, consisting of 4,000,000 shares of Series A Preferred Stock and 3,000 shares of Series B Preferred Stock, of which 4,000,000 and 1,305 shares are currently issued and outstanding respectively. Any shares or series of preferred stock that we issue in the future may rank ahead of our other securities in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, we may issue preferred stock that could contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of our common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company.

Our inability to fulfill debt obligations could adversely affect working capital needs and financial condition.

As our business is currently unable to meet cash flow demands to fulfill debt obligations timely, we have defaulted on our outstanding indebtedness and there is a continued risk of additional defaults on debt to creditors. The 2022 Convertible Notes issued in August through December 2022, totaling $2,427,059, are currently in default. We recorded a default penalty of $485,412 for the year months ended December 31, 2023. During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $2,769,308 and $60,096, respectively, which included amortization of debt discount of $1,941,999 and $60,096, respectively, default penalty of $485,412 and $0, respectively, and accrued interest of $339,221 and $0, respectively. As of January 31, 2024, we have entered into the Note Extension with the holders of the 2022 Convertible Notes and the 2023 Convertible Notes to extend the maturity dates of each of the 2022 Convertible Notes and the 2023 Convertible Notes to February 14, 2024, in exchange for the Increased Conversion Shares. Simultaneously with its initial public offering, the Company also issued 495,076 Series C Warrants (each, a “Series C Warrant”) to purchase one share of Common Stock each to certain holders. The Series C Warrants will not be registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933 and will not be listed on any stock exchange.

Risks Related to Our Business – Operating Our Website

If we are unable to attract new customers and retain customers on a cost-effective basis, our business and results of operations will be adversely affected.

To succeed, we must attract and retain customers on a cost-effective basis. We rely on a variety of methods to attract new customers, such as paying providers of online services, search engines, directories and other websites to provide content, advertising banners and other links that direct customers to our website, direct sales and partner sales. If we are unable to use any of our current marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers or retain customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

Additionally, factors outside of our control, such as new terms, conditions, policies, or other changes made by the online services, search engines, directories and other websites that we rely upon to attract new customers could cause our websites to experience short- or long-term business disruptions, which could adversely affect our revenue and results of operations.

If we fail to develop our brands cost-effectively, our business may be adversely affected.

Successful promotion of our Company’s brands will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

The market in which we participate is competitive and, if we do not compete effectively, our operating results could be harmed.

The market for our clients, goods and services is competitive and rapidly changing, and the barriers to entry are relatively low. With the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit customer attrition and maintain our prices. Competition could result in reduced sales, reduced margins or the failure of our products and services to achieve or maintain more widespread market acceptance, any of which could harm our business. We compete with large established companies possessing large, existing customer bases, substantial financial resources and established distribution channels, as well as smaller less established businesses. If either of these types of competitors decide to develop, market or resell competitive services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products and services. Our current and potential competitors have more extensive customer bases and broader customer relationships than we have. If we are unable to compete with such companies, the demand for our products could substantially decline.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

We are reliant upon information technology to operate our business and maintain our competitiveness.

Our ability to leverage our technology and data scale is critical to our long-term strategy. Our business increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (cloud solutions, mobile and otherwise) utilized for communications, marketing, productivity tools, training, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.

Any significant disruption in service on our website or in our computer systems, or in our customer support services, could reduce the attractiveness of our services and result in a loss of customers.

The satisfactory performance, reliability and availability of our services are critical to our operations, level of customer service, reputation and ability to attract new customers and retain customers. Most of our computing hardware is co-located in third-party hosting facilities. None of the companies who host our systems guarantee that our customers’ access to our products will be uninterrupted, error-free or secure. Our operations depend on their ability to protect their and our systems in their facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our arrangements with third-party data centers are terminated, or there is a lapse of service or damage to their facilities, we could experience interruptions in our service as well as delays and additional expense in arranging new facilities. Any interruptions or delays in access to our services, whether as a result of a third-party error, our own error, natural disasters or security breaches, whether accidental or willful, could harm our relationships with customers and our reputation. These factors could damage our brand and reputation, divert our employees’ attention, reduce our revenue, subject us to liability and cause customers to cancel their accounts, any of which could adversely affect our business, financial condition and results of operations.

We do not have a disaster recovery system, which could lead to service interruptions and result in a loss of customers.

Although we have all of our data backed up with multiple services, we do not have any disaster recovery systems. In the event of a disaster in which our software or hardware are irreparably damaged or destroyed, we would experience interruptions in access to our services. Any or all these events could cause our customers to lose access to our services.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or require us to obtain expensive licenses, and our business may be adversely affected.

Our industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. Third parties may assert patent and other intellectual property infringement claims against us in the form of lawsuits, letters or other forms of communication. These claims, whether or not successful, could:

●	divert management’s attention;

●	result in costly and time-consuming litigation;

●	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all;

●	in the case of any open source software-related claims, require us to release our software code under the terms of an open source license; or

●	require us to redesign our software and services to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and adversely affect our business. Even if we have not infringed any third parties’ intellectual property rights, we cannot be sure our legal defenses will be successful, and even if we are successful in defending against such claims, our legal defense could require significant financial resources and management time. Finally, if a third party successfully asserts a claim that our products infringe its proprietary rights, royalty or licensing agreements might not be available on terms we find acceptable or at all, and we may be required to pay significant monetary damages to such third party.

If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be severely harmed, we may be exposed to liability and we may lose the ability to offer our customers a credit card payment option.

Our system stores our customers’ proprietary email distribution lists, credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, adverse regulatory action by federal and state governments, time-consuming and expensive litigation and other possible liabilities as well as negative publicity, which could severely damage our reputation. If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in our software are exposed and exploited, and, as a result, a third party obtains unauthorized access to any of our customers’ data, our relationships with our customers will be severely damaged, and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we and our third-party hosting facilities may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether actual or perceived, would harm our reputation, and we could lose customers and fail to acquire new customers.

If we fail to maintain our compliance with the data protection policy documentation standards adopted by the major credit card issuers, we could lose our ability to offer our customers a credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our products less attractive to many small organizations by negatively impacting our customer experience and significantly increasing our administrative costs related to customer payment processing.

We may be the subject of intentional cyber disruptions and attacks.

We expect to be an ongoing target of attacks specifically designed to impede the performance of our products and services. Experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our data centers and IT environments. These hackers, or others, which may include our employees or vendors, may cause interruptions of our services. Although we continually seek to improve our countermeasures to prevent and detect such incidents, if these efforts are not successful, our business operations, and those of our customers, could be adversely affected, losses or theft of data could occur, our reputation and future sales could be harmed, governmental regulatory action or litigation could be commenced against us and our business, financial condition, operating results and cash flow could be materially adversely affected.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including copyright, trademark, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. If we file patent applications, we cannot assure you that any of the patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

We could be harmed by improper disclosure or loss of sensitive or confidential data.

Our business operations require us to process and transmit data. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under laws and regulations that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we acquire additional business and introduce new services and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which our websites operate. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Cybersecurity attacks are becoming more sophisticated and include malicious attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Our security systems are designed to maintain the security of our users’ confidential information, as well as our own proprietary information. Accidental or willful security breaches or other unauthorized access by third parties or our employees, our information systems or the systems of our third-party providers, or the existence of computer viruses or malware in our or their data or software could expose us to risks of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees.

In addition, we could become subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities or failure to prevent security breaches could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Furthermore, the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures.

We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

We receive, collect, store, and process certain personally identifiable information about individuals and other data relating to our customers. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including personally identifiable and other potentially sensitive information about individuals. We may be subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, disposal and protection of information about individuals and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We strive to comply with our applicable data privacy and security policies, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security, processing, transfer or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention, security, processing, transfer or disclosure of such data must be obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to receive, collect, store, process, transfer, and otherwise use user data or develop new services and features.

If we are found in violation of any applicable laws or regulations relating to privacy, data protection, or security, our business may be materially and adversely affected and we would likely have to change our business practices and potentially the services and features, integrations or other capabilities of websites. In addition, these laws and regulations could impose significant costs on us and could constrain our ability to use and process data in a commercially desirable manner. In addition, if a breach of data security were to occur or be alleged to have occurred, if any violation of laws and regulations relating to privacy, data protection or data security were to be alleged, or if we were to discover any actual or alleged defect in our safeguards or practices relating to privacy, data protection, or data security, our business websites may be perceived as less desirable and our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

Online applications are subject to various laws and regulations relating to children’s privacy and protection, which if violated, could subject us to an increased risk of litigation and regulatory actions.

A variety of laws and regulations have been adopted in recent years aimed at protecting children using the internet such as the U.S. Federal Trade Commission’s Children’s Online Privacy Protection Rule (the “COPPA”) and Article 8 of the European Union’s General Data Protection Regulation (the “GDPR”). We implement certain precautions to ensure that we do not knowingly collect personal information from children under the age of 13 through our websites. Despite our efforts, no assurances can be given that such measures will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age. Such new regulations, or changes to existing regulations, could increase the cost of our operations.

Risks Related to Our Business – Our Acquisition Plans

As part of our business plan, we intend to acquire or make investments in other companies, or engage in business relationships with other companies, which will divert our management’s attention, result in dilution to our stockholders, consume resources that may be necessary to sustain our business and could otherwise disrupt our operations and adversely affect our operating results.

As part of our business plan, we will plan to acquire or invest in websites, applications and services or technologies that we believe could offer growth opportunities or complement or expand our business or otherwise. The pursuit of target companies will divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

As we acquire additional companies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or investments in other companies, due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. If future acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process and this could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer. Currently, we have no agreements in place to make any acquisitions.

Pursuant to our long-term investment strategy, we may pursue future acquisitions or business relationships, or make business dispositions that may not be in the best interests of common stockholders in the near term or at all.

As part of our long-term investment strategy, we will plan to acquire or invest in websites, applications and services or technologies that we believe could complement or expand our services or otherwise offer growth opportunities in the long run. We may incur indebtedness for future acquisitions, which would be senior to our common shares. Future acquisitions may also reduce our cash available for distribution to our stockholders, including holders of common shares, following such acquisitions. To the extent such acquisitions do not perform as expected, such risk may be particularly heightened. Currently, we have no agreements in place to make any acquisitions.

In addition to acquiring businesses, we may sell those companies that we own from time to time when attractive opportunities arise that outweigh the future growth and value that we believe we will be able to bring to such companies consistent with our long-term business and investment strategy. As such, our decision to sell a business will be based on our belief that doing so will increase stockholder value to a greater extent than through our continued ownership of that business. Future dispositions of companies may reduce our cash flows from operations. We cannot assure you that we will use the proceeds from any future dispositions in a manner with which you agree. You will generally not be entitled to vote with respect to our future acquisitions or dispositions, and we may pursue future acquisitions or dispositions with which you do not agree.

Because of our limited resources and the significant competition for acquisition opportunities, it may be more difficult for us to acquire target companies that meet our acquisition criteria.

We expect to encounter competition from other companies having a business plan similar to ours, including private investors (which may be individuals or investment partnerships), blank check companies and other entities, domestic and international, competing for the types of companies we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO, our ability to compete with respect to the acquisition of certain target companies that are attractive to us will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain companies. Currently, we have no agreements in place to make any acquisitions.

Subsequent to the acquisition of any target business, we may be required to take write-downs or incur write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities.

Even if we conduct extensive due diligence on target companies that we acquire, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our shares of common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the acquisition transaction or thereafter. Accordingly, we could experience a significant negative effect on our financial condition, results of operations and the price of our securities. Currently, we have no agreements to make any acquisitions.

We will likely not obtain an opinion from an independent accounting or investment banking firm in connection with the acquisition of a target business.

We will likely not obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying for a target business is fair to our stockholders. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community.

Our resources could be wasted by acquisition transactions that are not completed.

We anticipate that the investigation of each target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require management time and attention and costs for accountants, attorneys and others. If we decide not to complete a specific acquisition transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our acquisition transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred. Currently, we have no agreements in place to make any acquisitions.

The officers and directors of a target business may resign upon completion of our acquisition. The loss of a target business key personnel could negatively impact the operations and profitability of the target business post-acquisition.

Although we contemplate that certain members of a target business’ management team will remain associated with the target business following our acquisition transaction, it is possible that members of the management of a target business will not remain in place. The loss of a target business’ key personnel could negatively impact the operations and profitability of the target business post-acquisition. Currently, we have no agreements in place to make any acquisitions.

Risks Related to Our Business – Industry Changes and Technology Developments

If we fail to keep pace with changing technologies, we may lose clients.

Our market is characterized by rapidly changing client requirements and evolving technologies and industry standards. If we cannot keep pace with these changes, our business could suffer. To achieve our goals, we need to continue to develop strategic business solutions and to develop and integrate proprietary applications for use in our various facilities in order to keep pace with continuing changes in client expectations, information technologies and industry standards. If we are unable to keep pace with changing technologies, we may lose clients and our revenues and results of operations could be adversely affected.

Our clients may adopt technologies that decrease the demand for our services, which could adversely affect our revenues and results of operations.

We target clients with a particular need for our services. However, after we complete an engagement, our clients may adopt new technologies or implement various processes that automate a portion of the services which we offer and thereby substantially reduce their need for our services. The adoption of such technologies or processes could place negative pressure on our pricing and adversely affect our revenues and result of operations.

We may be liable to our clients for damages caused by system failures, which could damage our reputation and cause us to lose clients.

Many of our contracts involve services that are critical to the operations of our clients’ businesses, and provide benefits which may be difficult to quantify. Any failure in a client’s system or breaches of security could result in a claim for substantial damages against us, regardless of our responsibility for such failure. Our exposure to legal liability may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. Although we attempt to limit our contractual liability for consequential damages in rendering our services, we cannot assure you that the limitations on liability we typically provide for in our service contracts will be enforceable, or that they will otherwise be sufficient to protect us from liability for damages. The general liability insurance coverage that we maintain is subject to important exclusions and limitations. We cannot assure you that such coverage will continue to be available on reasonable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could adversely affect our results of operations.

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by new technology disruption and developments. These may include new software applications or related services based on artificial intelligence, machine learning, or robotics. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants, start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

If our future products incorporate technologies that may infringe the proprietary rights of third parties, and we do not secure licenses from them, we could be liable for substantial damages.

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us whether or not they are upheld, such claims could:

●	consume substantial time and financial resources;

●	divert the attention of management from growing our business and managing operations; and

●	disrupt product sales and shipments.

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.

We are dependent on the continued availability of third-party data hosting and transmission services.

Although we develop and operate our own phone switch, we rely on third parties for hosting and other transmission services. As such, a significant portion of our operating costsare from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our inbound platform or services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

Risks Related to the Limited Trading Market of Our Common Stock and our Warrants

A sustained, active trading market for our common stock and our warrants may not develop or be maintained which may limit investors’ ability to sell shares or warrants at all or at an acceptable price.

As we are in our early stage of development, an investment in our Company will likely require a long-term commitment, with no certainty of return. There is currently no trading market for our common stock and warrants and we cannot predict whether an active market for our shares of common stock will ever develop or be sustained in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock and warrants.

The lack of an active market impairs your ability to sell your shares of common stock and warrants at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares of common stock and warrants. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of common stock and warrants, and may impair our ability to acquire additional assets by using our shares of common stock as consideration.

The price of our common stock and warrants may fluctuate substantially.

You should consider an investment in our common stock and warrants to be risky, and you should invest in our common stock and warrants only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock and warrants to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this report, are:

●	sale of our common stock and warrants by our stockholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of common stock and warrants;

●	our ability to obtain financing;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our business’ industries;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of common stock or warrants, sales of large blocks of common stock or warrants by our stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in any of the regions in which we conduct our business, including, without limitation, the effect on the global economy and financial markets due to the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for equities in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our common stock’s and warrants market price may experience rapid and substantial volatility price fluctuations.

The market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return; stock-run up;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to list our common stock on the CBOE and our subsequent ability to maintain such listing.

In addition, the stock market in general, and the stock of early-stage companies like ours in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for investors to assess the rapidly changing value of our stock. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the initial public offering price.

Our common stock will be subject to potential delisting if we do not maintain compliance with the listing requirements of the CBOE.

The CBOE maintains rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from the CBOE, would make it more difficult for stockholders to dispose of our shares of common stock and more difficult to obtain accurate price quotations on our shares of common stock and warrants. This could have an adverse effect on the price of our common stock and warrants. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock and/or other securities are not traded on a national securities exchange.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our common stock or warrants, the price of our common stock and warrants and trading volume could decline.

The trading market for our shares of common stock and warrants may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our common stock and warrants could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our common stock and warrants could decrease, which could cause the price of our common stock and warrants or trading volume to decline.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

We may issue additional shares of common stock or other equity securities, or engage in other transactions that could dilute our book value or relative rights of our common stock, which may adversely affect the market price of our common stock and further dilute existing shareholders.

We may determine, from time to time, that we need to raise additional capital by issuing additional shares of our common stock or other securities. , We will not be restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock, or all of them. Holders of our securities are not entitled to pre-emptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, then-current holders of our securities. Additionally, if we raise additional capital by making offerings of debt or preferred stock, upon our liquidation, holders of our debt securities and preferred stock, and lenders with respect to other borrowings, may receive distributions of its available assets before the holders of our common stock.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of our Company, the proceeds realized from the liquidation of the assets of our Company, or our subsidiaries will be distributed among the common stockholders, but only after the satisfaction of the claims of third-party creditors of our Company. The ability of a common stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that our Company will recognize gains on such liquidation, nor is there any assurance that common stockholders will receive a distribution in such a case.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and, as such, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Our Company has never declared any cash dividends on its common stock.

In addition, any future loan arrangements we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial reporting obligations of being a public company are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our common stock is listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with generally accepted in the United States of America (“GAAP”) compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Future sales of a substantial number of our common stock or warrants by our existing stockholders could cause our stock price to decline.

We cannot predict what effect, if any, future sales of our securities, or the availability of securities for future sale, will have on the market price of our securities. Sales of substantial amounts of our securities in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our securities and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

Future sales and issuances of our common stock or warrants or rights to purchase common stock or warrants, including pursuant to an equity incentive plan could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital may be needed in the future to continue our planned operations, including acquiring additional companies, marketing activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Potential comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government may enact comprehensive federal income tax legislation that could include significant changes to the taxation of business entities. These changes include, among others, a permanent increase to the corporate income tax rate. The overall impact of this potential tax reform is uncertain, and our business and financial condition could be adversely affected. This report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per share price below $5.00) in the future. While our common stock is not considered a “penny stock” since it is listed on the CBOE, if we are unable to maintain that listing and our common stock is no longer listed on the CBOE, unless we maintain a per share price above $5.00, our common stock will become a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from affecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated initial public offering price of the shares; or

●	in the case of an issuer whose public float was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we would not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we would provide only two years of financial statements; and we would not need to provide the table of selected financial data. We also would have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting changes or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

We have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

For a discussion of potential cybersecurity risks affecting us, please refer to the “Risk Factors” section.

ITEM 2. PROPERTIES

We are the lessee in a 5-year and 4-month commercial lease agreement that commenced on August 1, 2021 and will expire on November 20, 2026, unless otherwise terminated by Vocodia or the lessor. The leased property is office space located at 6401 Congress Avenue, Suite #160, Boca Raton, Florida. The lessor to the agreement is Catexor Limited Partnership-I, a Florida limited partnership.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The former employee recently filed a charge with the Equal Employment Opportunity Commission and the Fair Employment Practices Agencies (EEOC/FEPA) alleging discrimination based on sex and retaliation, among other specific allegations including disparate impact/intent and/or treatment and discrimination/harassment/retaliation based on being a female. She also claims she was subjected to a sexually hostile environment. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, Series A Warrants and Series B Warrants are listed on the Cboe under the symbols “VHAI,” “VHAI+A” and “VHAI+B, respectively.

Stockholders

As of March 15, 2024, we had approximately 96 stockholders of record of our common stock, not including shares held in street name.

Dividends

We do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board, at its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the Board considers significant.

We did not pay cash dividends in the years ended December 31, 2023 or 2022.

Transfer Agent

The transfer agent and registrar for our common stock is Vstock Transfer, LLC, with an address of 18 Lafayette Place, Woodmere, NY 11598.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2022 Equity Incentive Plan (the “Plan”) governs equity awards to our employees, directors, consultants and other eligible participants. The Plan reserves a total of 2,840,000 shares of common stock (giving effect to our reverse stock split at a ratio of 1-for-20, which was effective on January 27, 2023, but not the proposed stock split for incentive awards). The maximum number of shares that are subject to awards under the Plan is subject to an annual increase on the first day of each fiscal year, in an amount equal to 8,500,000 or a number of shares of our common stock equal to 4% of the prior year’s maximum number. Incentive awards generally may be issued to officers, key employees, consultants, and directors and include the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

Unregistered Sales of Equity Securities

During the past three years, the Company has sold shares of common stock, preferred stock, warrants and convertible notes in a series of private placement transactions:

On August 1, 2022, Brian Podolak and James Sposato, each an officer and director of the Company, assigned to the Company (the “Parties”) significant intellectual property pursuant to a Bill of Sale and Assignment entered into by the Parties (“Bill of Sale and Assignment”). The consideration for the assignment was 300,000 shares of the Company’s common stock. Mr. Podolak and Mr. Sposato each received 150,000 shares, respectively. The intellectual property consists of various systems, software and other core technology used in the Company’s business and operations.

On March 21, 2022, the Company issued warrants to purchase 200,000 shares of the Company’s common stock exercisable for five years with an exercise price of $2.00 per share to a consultant, Exchange Listing, LLC. The warrants carry anti-dilution protection such that they would not adjust in the event of a stock split, reverse-split or other recapitalization of the Company’s equity. Further, Exchange Listing, LLC, as part of its Consulting Agreement, was issued 2% of the issued and outstanding common stock of the Company upon a successful Initial Public Offering (“IPO”). The shares also carry anti-dilution protection up until the date of issuance.

From July 8, 2022 through December 31, 2022, the Company issued 2022 Convertible Notes of approximately $2,427,059. The Convertible Notes bear interest at an annualized rate of 15%. The notes mature 9 months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes

On December 23, 2022, we entered into an SPA with Emmis Capital II, LLC, an affiliate Emmis Capital, who is an affiliate of Exchange Listing, LLC, and filed another Form D in January 2023. The aggregate purchase price for the 2022 Convertible Notes was $200,000, for a principal amount of $230,000. This private placement facilitated the sale of fifteen (15%) original discount senior secured convertible notes (as previously defined, “2022 Convertible Notes”). Upon the effective date, the 2022 Convertible Notes converted to 87,646 shares of our common stock effective immediately. We issued ten (10) 2022 Convertible Notes, with an original issue discount of fifteen (15%) on the 2022 Convertible Notes, upon the effective date the 2022 Convertible Notes converted to 87,646 shares of our common stock effective immediately prior to the effective date. In addition to the 2022 Convertible Notes, we also sold two (2) warrants (as previously defined, “2022 Warrants”), each with a duration of three (3) years, with an exercise price per share of the Company’s common stock under the 2022 Warrants shall be equal to 120% of the Conversion price (as defined in the 2022 Convertible Notes).

On January 5, 2023, the Company entered into an advisory agreement with Exchange Listing, LLC. Compensation for advisory services includes: a monthly retainer paid in cash, common stock offered at par value, and warrants. Pursuant to the advisory agreement, the Company issued 100,000 shares of common stock at par value and 100,000 warrants exercisable for a period of five (5) years at $1.00 per share. Both the common stock and warrants have reverse split protection. In connection with the 2% anti-dilution protection, the Company issued an additional 58,192 shares of common stock at par value.

On April 24, 2023, we entered into a share purchase agreement with Evergreen Capital Management LLC, and filed another Form D in May 2023. The aggregate purchase price for the convertible note was $250,000, for a principal amount of $294,118. This private placement facilitated the sale of 15% original discount senior secured convertible note (as previously defined, “2023 EG Convertible Note”). Upon the effective date, 50% of the 2023 EG Convertible Note converted to 28,281 shares of our common stock effective immediately. In addition to the 2023 EG Convertible Note, we also sold a warrant (the “2023 EG Warrant”), with a duration of three years, with an exercise price per share of the Company’s common stock under the 2023 EG Warrant equal to the product of the conversion price and 120%.

On April 24, 2023, we entered into share purchase agreement with Cavalry Investment Fund LP, and filed another Form D in May 2023. The aggregate purchase price for the convertible note was $250,000, for a principal amount of $294,118. This private placement facilitated the sale of one (one) fifteen percent (15%) original discount senior secured convertible note (as previously defined, “2023 CI Convertible Note”) (Both 2023 EG Convertible Note and 2023 CI Convertible Note are collectively referred to as the “2023 Convertible Notes”). Upon the effective date, 50% of the 2023 CI Convertible Note converted to 84,112 shares of our common stock effective immediately. In addition to the 2023 CI Convertible Note, we also sold a warrant (“2023 CI Warrant”) (both 2023 EG Warrant and 2023 CI Warrant will be collectively referred to as the “2023 Warrants”) (collectively, the 2022 Warrants and the 2023 Warrants will be referred to as the “Investors’ Warrants”), each with a duration of three (3) years, with an exercise price per share of the Company’s common stock under the 2023 CI Warrant shall be equal to the product of the conversion price and 120%.

From May 2023 through June 2023, the Company issued approximately $353,000 in original issue discount senior secured convertible notes (together, the “2023 Convertible Notes”). The 2023 Convertible Notes bear interest at an annualized rate of 15%. The notes will mature in 9 months from their original issue dates in 2024, whereupon all outstanding principal and accrued interest is due to the holders of the 2023 Convertible Notes.

During the year ended December 31, 2023, the Company sold 1,305 shares of original issue discount Series B Preferred Stock as a price of $1,000 per share, for gross proceeds of $1,305,000. The Series B Preferred Stock shall be subordinated to all Company debt, junior to any senior equity securities of the Company and pari passu with the common stock. The shares of the Series B Preferred Stock shall not have any rights, preferences, privileges or voting powers or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or as provided by applicable law.

Each share of the Series B Preferred Stock will automatically convert into shares of the Company’s common stock at a conversion price of the quotient of the total dollar amount invested in the Series B Preferred Stock and 0.65 multiplied by the initial public offering price of the Common Stock.

On November 2, 2023, the Company issued 120,000 RSUs representing 120,000 shares of common stock to Thornhill Holdings, LTD, a company majority owned by the Chief Financial Officer. RSUs issued in connection with the 2022 Plan shall be subject to a twelve-month vesting period, whereas 10,000 shares shall vest upon the first of every month. 100% of the then unvested RSU’s immediately vested upon the completion of the IPO.

All issuances of securities above, that did not have a corresponding Form D filing, were exempt from registration requirements of Section 5 of the Securities Act as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Securities Act.

The foregoing securities were issued in reliance on the exclusion from registration provided by either (i) Rule 903 of Regulation S under the Securities Act of the Securities Act because the recipient was a non-U.S. Person (as defined under Rule 902 Section (k)(2)(i) of Regulation S), or (ii) Section 4(a)(2) of the Securities Act due to the fact the issuance did not involve a public offering of securities to a U.S. Person.

EQUITY PLAN INFORMATION

Plan Category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights:	Weighted average exercise price of outstanding options, warrants and rights:	Number of securities remaining available for future issuance:
2022 Equity Incentive Plan
Equity compensation plans approved by security holders	–	$–	6,358,929
Equity compensation plans not approved by security holders	–	–	-
Total	–	$–	6,358,929

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Annual Report on Form 10-K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors”, as well as any other cautionary language contained in this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this Annual Report on Form 10-K.

Overview

Vocodia Holdings Corp (“VHC”) was incorporated in the State of Wyoming on April 27, 2021 and is a conversational AI technology provider. Vocodia’s technology is designed to drive better sales and services for its customers. Clients turn to Vocodia for their product and service needs.

Business Summary

We are an AI software company that builds practical AI functions and makes them easily obtainable for businesses on cloud-based platform solutions at low costs and scalable to multiagent vast enterprise solutions.

Our operations include three wholly owned subsidiaries: (1) Vocodia FL, which was incorporated in the State of Florida on June 2, 2021 and manages all of VHC’s human resources and payroll functions, (2) Vocodia JV, which was incorporated in the State of Delaware on October 7, 2021 and was formed with the intention to conduct any and all joint ventures or acquisitions for VHC, which do not exist as of the date of this report, and (3) Click Fish Media, Inc. (“CFM”), which was incorporated in the State of Florida on November 26, 2019 and is an IT services provider. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was wholly acquired by the Company from Mr. Sposato per the Contribution Agreement. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was acquired by us from Mr. Sposato per the Contribution Agreement, dated August 1, 2022. In the Contribution Agreement, Mr. Sposato (“Contributor”), has contributed, assigned, transferred and delivered to us, the outstanding capital stock of CFM and we have accepted the contributed shares from the Contributor. As full consideration for the contribution, we have paid the Contributor consideration in the amount of $10.

An illustration of our organizational structure is provided below:

We aim to offer corporate clients scalable enterprise AI sales and customer service solutions intended to rapidly increase sales and service, while lowering employment costs.

We seek to enhance rapport and relationship building for customers, which is as necessary component to sales. We believe that there is a positive correlation between AI which sounds similar to a human voice over the phone and better customer rapport and customer service benefits. With our advanced AI, we believe that it will be difficult for customers to distinguish between speaking to a human sales representative and to an AI bot. We believe we can increase customer satisfaction and maximize potential service efficiency for our clients. Our goal is to provide quick training and deployment, potentially unlimited scalability, easy integration with existing corporate platforms and other benefits to our customers from AI’s efficiency. We strive to help our customers manage budgets and perform better than the high costs of existing sales and service personnel.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022	Change	%
Revenues	$256,385	$658,875	$(402,490)	-61%
Cost of revenue	220,777	804,404	(583,627)	-73%
Gross profit (loss)	35,608	(145,529)	181,137	-124%

Operating costs and expenses:
Operating expense	5,791,209	20,257,332	(14,466,123)	-71%

Other income (expenses)	(2,955,602)	(352,358)	(2,603,244)	739%

Net loss	$(8,711,203)	$(20,755,219)	$12,044,016	-58%

Revenue

The decrease in revenue of 61%, for the year ended December 31, 2023 to $256,385 as compared to $658,875 for the year ended December 31, 2022 was driven by a decrease in customers purchasing our DISA’s. For the year ended December 31, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month and another paying client who subscribed to 10 DISAs at a selling price of $800 per DISA for one month for total revenue of $15,950 for the period. Additionally, we earned $240,435 in integration, lead generation, and setup fees, resulting in total revenue of $256,385. For the year ended December 31, 2022, we had 6 paying clients who subscribed to a total of 66 DISAs at an average selling price of $795 per DISA for a total of $52,375 in revenue. Additionally, we earned $6,500 in integration and setup fees and $600,000 from lead generation services, resulting in total revenue of $658,875.

Cost of Revenue

Cost of revenue decreased to $220,777 for the year ended December 31, 2023 from $804,404 for the year ended December 31, 2022, due to the reduction in service revenue described above.

Gross Profit (Loss)

The increase in our gross profit of $181,137 to $35,608 for the year ended December 31, 2023 from a gross loss of $(145,529) for the year ended December 31, 2022 is primarily attributable to a decrease in the number of non-income producing free trials given to potential customers during the prior year.

Operating Expenses

	Year Ended
	December 31,	Year Ended
	2023	2022	Change	%
Operating Expenses
General and administrative expenses	$1,861,811	$2,456,758	(594,947)	-24%
Salaries and wages	2,546,023	3,540,007	(993,984)	-28%
Research and development	1,383,375	14,260,567	(12,877,192)	-90%
Total Operating Expenses	$5,791,209	$20,257,332	(14,466,123)	-71%

Operating expense decreased by $14,466,123 or 71% to $5,791,209 during the year ended December 31, 2023 from $20,257,332 during the year ended December 31, 2022. The decrease is primarily due to a reduction in our research and development expense related to software development.

General and Administrative Expenses decreased by $594,497 or 24% to $1,861,811 during the year ended December 31, 2023 from $2,456,758 during the year ended December 31, 2022. The decrease is primarily due to a decrease in fees paid for marketing, dues and subscriptions for technology, legal costs, and rent expense.

Salaries and wages decreased by $993,984 or 28% to $2,546,023 from $3,540,007 during the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, salaries and wages decreased primarily due to a reduction in the issuance of stock-based employee compensation.

Research and development and other service providers decreased by $12,877,192 or 90% to $1,383,375 from $14,260,567, for the years ended December 31, 2023 and 2022 respectively, which was primarily due to a reduction in stock-based compensation paid to our R&D team.

Total other income (expense)

During the year ended December 31, 2023, we had other expense of $2,955,602, which consisted of a decrease in fair value of derivative liabilities of $186,294 and interest expense of $2,769,308.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2023 and December 31, 2022

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$12,770	$872,083	$(859,313)	-99%
Current liabilities	$7,894,129	$2,934,182	$4,959,947	169%
Working capital deficiency	$(7,881,359)	$(2,062,099)	$(5,819,260)	282%

Current assets decreased by $859,313, or 99%, to $12,770 as of December 31, 2023 from $872,083 as of December 31, 2022. The decrease is primarily attributable to a decrease in cash due to increased expenses related to preparation for our public offering.

Current liabilities increased by $4,959,947, or 169%, to $7,894,129 as of December 31, 2023 from $2,934,182 as of December 31, 2022. The increase was primarily attributable to the issuance of approximately $2,672,184 in original discount senior secured notes, the recognition of the current portion of previously issued convertible notes, an increase in accounts payable and accrued expenses of $1,746,490, an increase in related party payables of $2,678, an increase in derivative liability of $691,521, an increase in unsecured note payable of $25,000, the recognition of the current portion of Operating Lease Liability of $9,124 and was partially offset by a reduction in contract liabilities of $187,050.

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. We have insufficient cash flows generated from operations, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of $90,508,170 and negative working capital of $7,881,359 as of December 31, 2023. As of December 31, 2023, we had $0 of cash.

Cash Flow

	Years Ended
	December 31,
	2023	2022	Change
Cash used in operating activities	$(2,696,328)	$(5,156,591)	$2,460,263
Cash used in investing activities	$-	$(931)	$931
Cash provided by financing activities	$1,998,702	$5,216,507	$(3,217,805)
Cash on hand	$-	$697,626	$(697,626)

Cash Flow from Operating Activities

Year ended December 31, 2023 and 2022

For the years ended December 31, 2023 and 2022, we did not generate positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities was $2,696,328 compared to $5,516,591 during the period ended December 31, 2022.

Cash flows used in operating activities for the year ended December 31, 2023 was comprised of a net loss of $8,711,203, which was reduced by non-cash expenses of $4,299,730 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $1,715,145.

For the year ended December 31, 2022, net cash flows used in operating activities was $5,156,591. During the period ended December 31, 2022, we had a net loss of $20,755,219, which was reduced by non-cash expenses of $15,326,224 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $272,404.

Cash Flows from Investing Activities

During the years ended December 31, 2023 and 2022, we purchased property and equipment in the amount of $0 and $931, respectively.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities of $1,998,702 included proceeds of $1,305,000 from the sale of Series B Preferred stock, proceeds of $800,000 from the issuance of convertible notes and advances from related parties of 7,678 and was offset by the repayment of notes payable to related parties of $5,000, deferred offering costs of $58,976, and payment of debt issuance costs of $50,000. During the year ended December 31, 2022, net cash provided by financing activities of $5,216,507 included proceeds from the sale of common stock units of $2,792,116, proceeds from the sale of warrants of $649,873 and proceeds from the issuance of convertible notes payable of $2,067,500 offset by deferred offering costs of $70,000, payments of debt issuance costs of $175,050 and repayments to related parties of $47,932.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Going Concern

Management has concluded that there is a substantial doubt about the Company’s ability to continue as a going concern. Our independent auditors concurred with our management’s assessment that raises substantial doubt as to our ability to continue as a going concern. If the Company is unable to generate sufficient profits or raise additional debt or equity capital in amounts needed to fund its operations, it could have a negative impact on the Company’s business plans and ability to conduct its operations.

Internal Control Over Financial Reporting

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act, which will require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We will be required to make our first assessment of our internal control over financial reporting and to comply with the management certification requirements of Section 404 in our annual report on Form 10-K for the year following our first annual report that is filed with the SEC (subject to any change in applicable SEC rules).

Further, our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act. See “Summary-Implications of Being an Emerging Growth Company and Smaller Reporting Company.”

Currently, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with generally accepted in the GAAP compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Summary of Accounting Policies

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

●	Share-based compensation
●	Fair Value of Derivative Financial Instruments
●	Initial Measurement of Warrant

While our estimates and assumptions are based on our knowledge of current events and on actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to Consolidated Financial Statements.

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

The Company valued common stock compensation expense to employees based on a weighted average price of shares issued to unrelated parties for proceeds. The Company previously issued common stock units in exchange for cash. A common stock unit comprised of one share of common stock and one common stock warrant. The Company estimated the fair value of common stock for common stock units based on a Level 3 fair value measurement using unobservable input and used the Black-Scholes valuation model to back solve for the fair value allocated to the common stock and the common stock warrant.

Fair Value of Financial Instruments

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model.

The following are the Company’s significant accounting policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Vocodia and CFM which are consolidated as they are under common management with certain stockholders of Vocodia. All intercompany balances and transactions have been eliminated in consolidation.

Vocodia acquired 100% ownership in CFM effective on August 1, 2022. Vocodia paid $10.00 in exchange for all of the outstanding capital stock of CFM.

While Mr. Sposato owned 100% of CFM, Vocodia’s founder and Chief Executive Officer has been a co-manager of CFM from 2019 to 2022, where he was responsible for sales, marketing and strategy. The transaction between CFM and Vocodia was accounted for according to ASC 810-10-20, which allows financial statements of a consolidated group to be presented as those of a single entity if they are commonly controlled or commonly managed. As such, the financial statements are presented as consolidated because both entities were commonly managed.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments Significant estimates are contained in the accompanying financial statements for the valuation of derivatives, the valuation allowance on deferred tax assets, share-based compensation, useful lives for depreciation and amortization of long-lived assets, and the incremental borrowing rate used on right-of-use asset.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At December 31, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023 and 2022 was approximately $0 and $447,626, respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major betterments and additions are charged to the property and equipment accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. The carrying amounts of assets that are sold or retired and their related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Depreciation is calculated on straight-line basis with estimated useful lives as follows:

Furniture and fixtures	7 years
Computer equipment	5 years

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which requires the Company to recognize revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. ASC 606, as amended, defines a five-step process to achieve this core principle: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s revenues are derived from three sources: (1) implementation fees, (2) offering its software as a service on a recurring monthly basis, and (3) generation and verification of leads. Implementation fees are charged for setting up or calibrating its software so that the AI can be used by the customer for its particular use case, and are usually a one-time cost. The Company’s contracts with customers are structured with stated prices per service performed, which are not subject to uncertainty or probability of significant reversal; thus do not represent variable consideration. The recurring monthly fees are charged for the ongoing use of the AI to continue to call/prospect for the Company’s customers, and are charged on a monthly recurring basis. The Company award discounts to its customers on a discretionary basis. Contract liabilities, amounting to $15,950 and $203,000 for the years ended December 31, 2023 and 2022, respectively, pertain to customer deposits for future services, which are expected to be performed and earned during the years ended.

Research and Development and Software Development Costs

Research and development costs are expensed as incurred. In accordance with Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and postimplementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software developments and acquired technology costs will be amortized on a straight-line basis over the estimated useful life upon the “go-live” date. The Company did not capitalize any of its costs associated with the development of its software as technological feasibility was established within a short time frame from the software’s general availability.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and convertible debt approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 and 2022 :

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

December 31, 2022	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$1,185,374	$1,185,374
Derivative Liability – Conversion feature	-	-	45,984	45,984
Total Liabilities	$-	$-	$1,231,358	$1,231,358

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an undiscounted basis, are less than long-lived assets carrying value. If a long-lived asset is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the long-lived asset. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

As at December 31, 2023 and 2022, deferred offering costs consisted of the following:

	2023	2022
General and administrative expenses	$153,976	$70,000
Share-based equity compensation	3,931,750	3,511,000
	$4,085,726	$3,581,000

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2023 and 2022 were $78,097 and $319,474, respectively.

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation - Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Further information regarding share-based compensation can be found in Notes 7 and 8.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2023 and 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The Company did not utilize any financing that required recognition of finance leases during the years ended December 31, 2023 and 2022.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight-line basis over the lease term in our statement of operations. We have elected not to separate lease and non-lease components for any class of underlying asset.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the seven-year mortgage interest rate.

Convertible Notes

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Warrants

The Company account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model.

Net Income (Loss) Per Share of Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	2023	2022
Warrants	461,500	361,500
Convertible notes payable	1,507,531	580,094

Segments

The Company operates as a single operating segment, being a provider of conversational artificial intelligence technology. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s primary operations are in the United States and it has derived substantially all of its revenue from sales to customers in this jurisdiction.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The Company has not yet adopted this ASU as it qualifies as a smaller reporting company. The adoption of this ASU did not have a material impact on its consolidated financial statements.

Commitments and Contingencies

Commercial Matters

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Issuance of Convertible Notes

During the year ended December 31, 2023 and 2022, the Company issued $941,177 and $2,427,059 in original issue discount senior secured convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 15%, with no interest for the first six months. The Convertible Notes mature nine (9) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

The Convertible Notes include a conversion feature, whereupon a successful Initial Public Offering (“IPO”) (the “Liquidity Event”), the Convertible Notes may be payable to the holders by the Company delivering to the holders shares of common stock equal to the payment amount due at the date of the Liquidity Event divided by the conversion price. As defined in the agreement, the conversion price is the product of the offering price per share of common stock paid in a Liquidity Event and a 35% discount. The Convertible Notes include a penalty feature, whereby, in the event of a default, a 120% penalty shall be added to the then outstanding principal and interest.

In connection with the issuance of the Convertible Notes, the Company issued common stock purchase warrants to the holders of the Convertible Notes (the “Warrants”). The Warrants give the holders the right, but not the obligation, to purchase shares of the Company obtained by dividing 50% of the original principal amount of the Convertible Notes by the offering price per share of common stock paid in a Liquidity Event. The exercise price of the Warrants are equal to the product of the conversion price of the Convertible Notes and 120%. The Warrants expire five (5) years from the consummation of the first Liquidity Event.

The conversion feature and Warrants have been accounted for as a derivative liability, in accordance with ASC 815.

For the years ended December 31, 2023 and 2022, none of the Convertible Notes have been converted and no Warrants have been exercised.

Convertible notes payable, net consisted of the following:

		Stated	Effective
	Maturities	Interest	Interest	December 31,	December 31,
	(calendar year)	Rate	Rate	2023	2022
August 2022 issuances	2023	20%	195%	$614,118	$511,765
September 2022 issuances	2023	20%	201%	1,598,824	1,332,353
November 2022 issuances	2023	20%	212%	423,529	352,941
December 2022 issuances	2023	20%	155%	276,000	230,000
April 2023 issuances	2024	15%	215%	588,235	-
May 2023 issuances	2024	15%	172%	58,824	-
June 2023 issuances	2024	15%	170%	294,118	-
Total face value				3,853,648	2,427,059
Unamortized debt discount and issuance costs				(165,082)	(1,410,677)
Total convertible notes				3,688,566	1,016,382
Current portion of convertible notes				(3,688,566)	(1,016,382)
Long-term convertible notes				$-	$-

As of December, 31, 2023, Notes issued in August through December 2022, totaling $2,427,059, are currently in default.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $2,769,310 and $380,996, respectively, which mainly included amortization of debt discount of $1,941,999 and $380,996, respectively, default penalty of $485,412 and $0, respectively, and other interest of $7,679 and $0, respectively. As of December 31, 2023 and 2022, accrued interest was $339,221 and $0, respectively.

Upon or concurrent with the completion of our Initial Public Offering on January 23, 2024, all of the outstanding convertible notes payable were repaid and/or converted to common stock in full.

The Series B Preferred Stock

During the year ended December 31, 2023, the Company issued 1,305 shares of Series B Preferred Stock. The Series B Preferred Stock shall be subordinated to all Company debt, junior to any senior equity securities of the Company and pari passu with the common stock. The shares of the Series B Preferred Stock shall not have any rights, preferences, privileges or voting powers or relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, other than as set forth herein or as provided by applicable law.

Each share of the Series B Preferred Stock will automatically convert upon a liquidity event into shares of the Company’s common stock at a conversion price equal to the quotient of the total dollar amount invested in the Series B Preferred Stock divided by the actual initial public offering price per Unit multiplied by 65%.

Date of Management’s Review

Management has evaluated events and transactions occurring subsequent to the date of the consolidated financial statements for matters requiring recognition or disclosure in the consolidated financial statements. The accompanying consolidated financial statements consider events through the dates the consolidated financial statements were available to be issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As a public company, we will be subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our management has deemed certain conditions to be material weaknesses and significant deficiencies in our internal controls. For example, we failed to employ a sufficient number of staff to maintain optimal segregation of duties and to provide optimal levels of oversight and we rely upon a third-party accounting firm to assist us with generally accepted in the United States of America (“GAAP”) compliance. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following are our executive officers and directors and their respective ages and positions as of the filing date of this Annual Report on Form 10-K.

Name	Age	Positions
Brian Podolak	50	Chief Executive Officer and Director
James Sposato	56	Chief Technology Officer and Director
Scott J. Silverman	54	Chief Financial Officer
Lourdes Felix	55	Independent Director
Randall Miles	67	Independent Director
Ned L. Siegel	71	Independent Director

Biographies

Brian Podolak, Chief Executive Officer and Director – Brian Podolak is the co-founder of the Company and has served as the Chief Executive Officer and as director of the Company since its inception in 2021. An entrepreneur and IT engineer, his career has largely focused on sales and software for businesses globally. Brian Podolak has achieved $70M+ annual revenues in his past businesses, as well as developing enterprise sales, marketing platforms and enterprise call centers for b2b and b2c customers. Prior to founding the Company Brian Podolak served multiple roles at Arise Bioscience, including as Vice President of Sales and Marketing from 2019 to 2020 and Vice President of Sales from 2017 to 2019. Born in Yonkers, New York, Brian Podolak spent over 17 years in Costa Rica, and ran call centers of thousands of agents, handling enterprise clients. It is this experience that led to his being the leader in humanized conversational AI. During this period, he and James Sposato developed advanced technology, which is the basis for Vocodia today. Brian Podolak holds an engineering degree from ATI, an electronics engineering technical school from which he graduated in 1992. He began his career at Inacom, gaining experience in marketing and sales management in the telecommunications field and call centers.

James Sposato, Chief Technology Officer and Director – James Sposato is the co-founder of the Company and has served as the CTO and as a director of the Company since its inception. An expert in software technology development and implementation, James Sposato has a keen understanding of how to create code to solve complex problems where no solution exists. He is responsible for creating and solidifying Vocodia’s software and platforms. James Sposato developed the first software-based UPS manifest system – ShipFast and widely used banking and telecom software with easy operating end-user functionality. Before Vocodia, James Sposato was a Senior Software Developer for Arise BioScience from 2019 to 2021, and prior to that, he was CTO from 2017 to 2019 with X 989. Inc. James Sposato brings strong team building and management skills to develop and implement easily operated SaaS platforms. Born in Hollywood, Florida, James Sposato attended the University of Florida where he majored in Computer Science and Engineering. He began his professional career while still a student, writing assembler code solutions for local cable advertising companies. During this period, ShipFast was created and an entrepreneurial mindset was set in motion. James Sposato has gone on to write software for countless industries, manage many projects that rely on enterprise class solutions built to withstand high volume transactional loads, and built and sold several internet companies involving automated advertising and affiliate marketing and tracking.

Scott Silverman, Chief Financial Officer – Scott Silverman has served as the Chief Financial Officer of the Company since November 2023. Mr. Silverman has over 30 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman specializes in establishing and streamlining back-office policies and procedures and implementing sound financial management and internal controls necessary for enterprise growth and scalability. Mr. Silverman is one of the founders, and serves as President and CEO, of EverAsia Financial Group, which grew into a multi-national corporate financial management and advisory firm serving clients in the United States and Asia, and Thornhill Holdings, LTD, a private equity firm that focuses its investments in the hospitality, construction, real estate and healthcare sectors. Additionally, he serves as the CFO of Ludwig Enterprises, a publicly traded biotech company that develops mRNA genomics technologies, the CFO of PanGIA Biotech, a biotechnology company that has developed liquid biopsy technologies and the CFO of Vitae Group, Inc., a global insurance brokerage. Mr. Silverman is also currently a director nominee of Muliang Viagoo Technology, Inc. and Li Bang International Corp, Inc. Previously, he served as the CFO of Sidus Space, Inc., a publicly traded Space-as-a-Service company in which capacity he oversaw its IPO, Healthsnap, Inc. a healthcare Software as a Service (SaaS) platform on the cutting edge of remote patient monitoring and chronic care management and Riverside Miami, LLC, a mixed-use restaurant and entertainment project in Miami, Florida. He has a bachelor’s degree in finance from George Washington University and a Master’s degree in accounting from NOVA Southeastern University.

Lourdes Felix, Director – Lourdes Felix is a female Hispanic entrepreneur and corporate finance executive with 30 years of combined experience in capital markets, public accounting and in the private sector. She presently serves as Chief Executive Officer, Chief Financial Officer and Director of BioCorRx Inc. (OTCQB: BICX), a leader in addiction treatment solutions and related disorders. She has been with BioCorRx since October 2012. Lourdes is one of the founders and President of BioCorRx Pharmaceuticals Inc., a majority owned subsidiary of BioCorRx Inc. She has been instrumental in capital procurement, completing multi-million dollar equity financing and accomplished in structuring and negotiating transactions and favorable terms with investment banks. Along with other executives of the company, rebranded the Company and restructured and expanded the business model to position it for long term growth in the addiction treatment space and drug development. Extensive experience with clinic operations management. Prior to joining BioCorRx her experience was in the private sector, public accounting including audit and public company experience. She has expertise in finance, accounting, budgeting and internal control principals including GAAP, SEC, and SOX Compliance. Thorough knowledge of federal and state regulations. Successfully managed and produced SEC regulatory filings. She has extensive experience in developing and managing financial operations. Lourdes has provided treasury and cash management functions. Excellent leader with a track record of documented contributions leading to improved financial performance, heightened productivity, and enhanced internal controls. Led corporate relationships with various major accounting firms and attorneys in preparing SEC filings and audited financial statements. Lourdes is very active in the Hispanic community and speaks fluent Spanish. Lourdes holds a Bachelor of Science degree in Accounting from University of Phoenix. She is an MBA candidate at D’Amore-McKim School of Business, Northeastern University.

Randall Miles, Director – For over 30 years, Mr. Miles has held senior executive leadership positions in global financial services, fintech and investment banking companies. His extensive investment banking experience advising companies on strategic and financial needs is complimented by leadership of high growth publicly traded and private equity backed companies. Mr. Miles has served as the Managing Partner of SCM Capital Group LLC, a global transaction and strategic advisory firm since January 2000, Vice Chairman of the board of directors of eXp World Holdings, Inc. (NASDAQ: EXPI) since 2016, a board member of RESAAS Services, Inc. (OTCQB: RSASF) (TSX: RSS) since November 2021 and Chairman of the board of Troika Media Group, Inc. (NAASDAQ: TRKA) since July 2022. Mr. Miles holds a Bachelor of Business Administration from University of Washington and FINRA licenses Series 7, 24, 63 and 79.

Ambassador Ned L. Siegel, Director – Ambassador Ned L. Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, ambassador Siegel served on the board of Directors of the Overseas Private Investment Corporation (“OPIC”), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the state of Florida’s primary organization promoting statewide economic development through its public-private partnership Ambassador Siegel presently serves on the Board of Directors of the following companies: CIM City, U.S. Medical Glove Company, Global Supply Team, Moveo, LLC and the Caribbean Israel Leadership Coalition, Caribbean Israel Venture Services, Inc. He also presently serves on the following Advisory Boards: Usecrypt, Brand Labs International, Elminda Ltd., Findings, and Sol Chip Ltd and Maridose, LLC. Ambassador Siegel received a B.A. from the University of Connecticut in 1973 and a J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. We believe that Ambassador Siegel’s vast professional experience, education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors, and as an independent member of the Board of Director’s committees.

Board of Directors

Members of our Board serve until the next annual meeting of stockholders, or until their successors have been duly elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board to satisfy its oversight responsibilities effectively in light of our Company’s business and structure, the Board focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.

Board Committees

Our Board has formed three standing committees: Audit, Compensation, and Nominating and Corporate Governance. Each of the committees operates pursuant to its charter. The responsibilities of each committee are described in more detail below.

The CBOE permits a phase-in period of up to one year for an issuer registering securities in an initial public offering to meet the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee independence requirements. Under the initial public offering phase-in period, only one member of each committee is required to satisfy the heightened independence requirements at the time our registration statement becomes effective, a majority of the members of each committee must satisfy the heightened independence requirements within 90 days following the effectiveness of our registration statement, and all members of each committee must satisfy the heightened independence requirements within one year from the effectiveness of our registration statement.

Audit Committee

The Audit Committee’s purpose and powers are, to the extent permitted by law, to (a) retain, oversee and terminate, as necessary, the auditors of our Company, (b) oversee our Company’s accounting and financial reporting processes and the audit and preparation of our Company’s financial statements, (c) exercise such other powers and authority as are set forth in the charter of the Audit Committee of the Board, and (d) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board. The Audit Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

The Board has affirmatively determined that each member who serves on the Audit Committee meets the additional independence criteria applicable to Audit Committee members under SEC rules and the CBOE listing rules. Our Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee consistent with the purposes and powers set forth above. The information contained on our website is not incorporated by reference into this report, and you should not consider any information (nor use the same in deciding whether to purchase our shares of common stock) contained on, or that can be accessed through, our website as part of this report. The Board has affirmatively determined that Lourdes Felix shall serve as chair and each member of the Audit Committee is financially literate, which also includes Randall Miles and Ned L. Siegel. All three members meet the qualifications of an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. We believe that the functioning of the Audit Committee complies with the applicable requirements of the rules and regulations of the CBOE listing rules and the SEC.

Compensation Committee

The Compensation Committee’s purpose and powers are, to the extent permitted by law, to (a) review and approve the compensation of the Chief Executive Officer of our Company and such other employees of our Company as are assigned thereto by the Board and to make recommendations to the Board with respect to standards for setting compensation levels, (b) exercise such other powers and authority as are set forth in a charter of the Compensation Committee of the Board, and (c) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board.

The Compensation Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Our Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee consistent with the purposes and powers set forth above.

The Compensation Committee consists of Lourdes Felix, Randall Miles and Ned L. Siegel. Ned L. Siegel serves as chairman of the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to Compensation Committee members under SEC rules and the CBOE listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee complies with, any applicable requirements of the rules and regulations of the CBOE listing rules and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s purpose and powers are, to the extent permitted by law, to: (a) identify potential qualified nominees for director and recommend to the Board for nomination candidates for the Board, (b) develop our Company’s corporate governance guidelines and additional corporate governance policies, (c) exercise such other powers and authority as are set forth in a charter of the Nominating and Corporate Governance Committee of the Board, and (d) exercise such other powers and authority as shall from time to time be assigned thereto by resolution of the Board.

The Nominating and Corporate Governance Committee also has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

The Nominating and Corporate Governance Committee consists of Lourdes Felix, Randall Miles and Ned L. Siegel, Randall Miles serves as chairman of the Nominating and Corporate Governance Committee. Our Board has adopted a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee consistent with the purposes and powers set forth above.

The Nominating and Corporate Governance Committee consists of Ned L. Siegel, Lourdes Felix and Randall Miles, Ned L. Siegel serves as chairperson. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of the CBOE listing rules.

Compensation Committee Interlocks and Insider Participation

None of our Company’s executive officers serves, or in the past has served, as a member of the Board or its compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or its Compensation Committee. None of the members of our Compensation Committee is, or has ever been, an officer or employee of our Company.

Code of Conduct

Our Board has adopted a new Code of Conduct applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws and the corporate governance rules of the CBOE. Any substantive amendments or waivers of the Code of Conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of the CBOE.

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2023.

Director Independence

The listing rules of the CBOE require that independent directors must comprise a majority of a listed company’s Board. In addition, the rules of the CBOE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the CBOE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The CBOE listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s combined gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the Company’s outside auditor, and who worked on the company’s audit.

Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the Board believes that, Lourdes Felix, Randall Miles, and Ned L. Siegel will be “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the CBOE. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Company’s capital stock by each non-employee director, and any transactions involving them described.

Indemnification of Officers and Directors

Each of our articles of incorporation and our bylaws provide for indemnification of our directors and officers. Our articles of incorporation and bylaws provide that we must indemnify our directors and officers to the fullest extent permitted by the Wyoming Business Corporation Act and must indemnify against all expenses, liability, and loss incurred in investigating, defending, or participating in such proceedings. We have also entered into separate indemnification agreements with our directors and officers.

The Company has obtained directors’ and officers’ liability insurance insuring its directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures our Company against losses, which it may incur in indemnifying its officers and directors. In addition, officers and directors also have indemnification rights under applicable laws, and our Company’s articles of incorporation and bylaws. We have also entered into customary separate indemnification agreements with our directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2023 and 2022 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Stock awards ($)(2)	Total ($)
Brian Podolak,	2023	$365,000	$229,500	$594,500
Chief Executive Officer	2022	$150,000	$0	$150,000
James Sposato,	2023	$365,000	$229,500	$594,500
Chief Technology Officer(3)	2022	$150,000	$0	$150,000
Mark Terrill,	2023	$65,625	$0	$65,625
Former Chief Operating Officer(4)	2022	$175,000	$0	$175,000
Richard Shuster,	2023	$135,425	$0	$135,425
Former Chief Financial Officer(5)	2022	$175,000	$0	$175,000
Scott Silverman, Chief Financial Officer(6)	2023	$40,000	$183,600	$223,600

(1)	Salary amounts shown above are based on accrual of stock-based and annual compensation, where applicable.

(2)	The aggregate grant date fair value of the stock award was computed in accordance with FASB ASC Topic 718.

(3)	An additional stipend was granted to this executive for a car allowance. However, car allowance stipends granted to each executive did not, individually, exceed $10,000 per annum; thus, such stipends are excluded in the table above.

(4)	Mr. Terrill joined Vocodia in 2021 and served as the Company’s Chief Operating Officer until his departure on May 12, 2023.

(5)	Mr. Shuster joined Vocodia in December of 2021 and served as the Company’s Chief Financial Officer until his departure on October 31, 2023.

(6)	Mr. Silverman joined Vocodia as the Company’s Chief Financial Officer in November 2023.

Employment Agreements

On January 1, 2022, the Company and Mr. Terrill entered into an Executive Employment Agreement, which, among other things, employs the Executive as Chief Operations Officer of the Company. Mr. Terrill shall be paid an initial salary of $175,000, plus an annual bonus in the amount of one percent (1%) of the net profits after tax of the Company.

On January 2, 2023, the Company and Mr. Podolak entered into an Executive Employment Agreement, which, among other things, employs Mr. Podolak as Chief Executive Officer of the Company. Mr. Podolak shall be paid an initial salary of $365,000, plus an annual bonus of 50% of the base salary for such fiscal year and shall be payable to the extend the applicable performance goals are achieved. Further, on the Effective Date, Mr. Podolak shall be awarded 150,000 shares of the Company’s common stock issued upon execution of this Agreement. In addition, Mr. Podolak will be awarded an additional 200,000 stock options with an exercise price equal to the price of the Company’s common stock as set forth in the final registration statement for the IPO, vesting biannually (every 6 months) over twenty-four (24) months with the first installment vesting six (6) months after the closing of the Company’s currently contemplated firm commitment underwritten public offering. Additionally, Mr. Podolak shall be awarded certain equity awards based on achieving the following milestones:

●	100,000 shares of Company common stock upon the closing of each acquisition post the company’s offering;

●	250,000 shares of Company common stock upon the Company achieving a first time total market valuation of $100 Million or more;

●	250,000 shares of Company common stock upon the Company achieving a first time total market valuation of $250 Million or more;

●	100,000 shares of Company common stock upon the Company achieving a positive earnings before interest, taxes depreciation and amortization (“EBITDA”) for the first time in any full calendar year; and

●	250,000 shares of Company common stock upon the Company achieving a positive EBITDA of $10 million for the first time in any calendar year.

On January 2, 2023, the Company and Mr. Sposato entered into an Executive Employment Agreement, which, among other things, employs Mr. Sposato as Chief Technology Officer of the Company. Mr. Sposato will be paid an initial salary of $365,000, plus an annual bonus of 50% of the base salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved. Further, on the Effective Date, Mr. Sposato will be awarded 150,000 shares of the Company’s common stock issued upon execution of this Agreement. In addition, Mr. Sposato will be awarded an additional 200,000 stock options with an exercise price equal to the price of the Company’s common stock as set forth in the final registration statement for the IPO, vesting biannually (every 6 months) over twenty-four (24) months with the first instalment vesting six (6) months after the closing of the Company’s currently contemplated firm commitment underwritten public offering. Additionally, Mr. Sposato will be awarded certain equity awards based on achieving the following milestones:

●	100,000 shares of Company common stock upon the closing of each acquisition post the Company’s offering;

●	250,000 shares of Company common stock upon the Company achieving a first time total market valuation of $100 million or more;

●	250,000 shares of Company common stock upon the Company achieving a first time total market valuation of $250 million or more;

●	100,000 shares of Company common stock upon the Company achieving a positive EBITDA for the first time in any full calendar year; and

●	250,000 shares of Company common stock upon the Company achieving a positive EBITDA of $10 million for the first time in any calendar year.

On March 3, 2023, the Company approved and effectuated an amendment to each of Mr. Podolak’s and Mr. Sposato’s employment agreements, respectively, to clearly delineate the equity rights, protections and other terms and conditions that the Company has agreed to with Messrs. Podolak and Sposato pursuant to their Executive Employment Agreement. These amendments delineated that the Reverse Stock Split effective on January 27, 2023 did not apply to the grant of equity awards in the form of Series A Preferred Stock.

On November 2, 2023, the Company entered into a consulting agreement with EverAsia Financial Group, as amended, whereby Mr. Silverman has agreed to act as the Company’s Chief Financial Officer on a part-time basis and provide services that are customary of the position, effective November 1, 2023. The term of the contract is for one year from signing and expiring on November 2, 2024, at which time the contract will automatically be renewed on three-month terms until either the Company or EverAsia Financial Group terminates the agreement. In the event the Company were to terminate without cause (as defined in such consulting agreement), EverAsia Financial Group will be subject to an early termination fee, however, in the event of termination for cause, the Company shall immediately deliver payment for all expenses and fees up until the termination date.

The Company shall pay EverAsia Financial Group $20,000 a month for the initial term and any renewal terms that follow. Additionally, the Company shall issue 120,000 restricted stock units to EverAsia Financial Group, or its assigns. These shares shall be subject to a vesting schedule of 10,000 shares per month until the conclusion of the term of the contract, without consideration of any renewal terms.

Director Compensation

During the years ended December 31, 2023 and 2022, we did not compensate our independent directors for their service to our Company.

Additionally, our independent directors, which include Lourdes Felix, Randall Miles and Ned L. Siegel, have entered into Board of Directors Agreements by and between the Company and each of the independent directors (the “Board of Director Agreements”), pursuant to which each independent director will be compensated as follows:

Lourdes Felix

For the year 2024, Lourdes Felix will be compensated in cash in the amount of $44,000. Lourdes Felix will also receive a quarterly fee of an additional $3,750 for her service as audit committee chair. Additionally, Lourdes Felix will receive 20,000 RSUs. The RSUs vest with respect to twenty five percent (25%) of the total number of RSUs (5,000) on the effective date of the registration statement of the company’s initial public offering “Effective Date”), and shall vest twenty-five (25%) thereafter every three (3) month anniversary of the Effective Date, subject to Ms. Felix’s continuous service to the Company through the applicable vesting date.

Randall Miles

For the year 2024, Randall Miles will be compensated in the amount of $120,000. Randall Miles will also receive a quarterly fee of an additional $3,000 for his service as compensation committee chair. Additionally, Randall Miles will receive 150,000 RSUs. The RSUs vest with respect to eight point thirty-three percent (8.33%) of the total number of RSUs (12,500) on the Effective Date and shall vest eight point three-three (8.33%) thereafter every three (3) month anniversary of the Effective Date until fully vested on the third (3rd) anniversary of the Effective Date, subject to Mr. Miles’ continuous service to the Company through the applicable vesting date.

Ned L. Siegel

For the year 2024, Ned L. Siegel will be compensated in the amount of $44,000. Ned L. Siegel will also receive a quarterly fee of an additional $3,000 for his service as nominating and corporate governance committee chair. Additionally, Lourdes Felix will receive 20,000 RSUs. The RSUs vest with respect to twenty five percent (25%) of the total number of RSUs (5,000) on the Effective Date, and shall vest twenty-five (25%) thereafter every three (3) month anniversary of the Effective Date, subject to Mr. Siegel’s continuous service to the Company through the applicable vesting date.

Compensation of Non-Employee Directors

Compensation for our directors is discretionary and is reviewed from time to time by our Board. Any determinations with respect to Board compensation are made by our Board, and no such compensation awarded as of date.

Outstanding Equity Awards

There are no outstanding warrant awards held by the executive officers of the Company as of December 31, 2023.

Other Benefits

We provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. When offered, our executive officers will be eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, our Equity Incentive Plan and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. At this time, we do not provide special benefits or other perquisites to our executive officers.

2022 Equity Incentive Plan

Our 2022 Plan Equity Incentive (the “Plan”) governs equity awards to our employees, directors, consultants and other eligible participants. The Plan reserves a total of 2,840,000 shares of common stock (giving effect to our reverse stock split at a ratio of 1-for-1,000, which was effective on October 21, 2022, but not the proposed stock split for incentive awards). The maximum number of shares that are subject to awards under the Plan is subject to an annual increase on the first day of each fiscal year, in an amount equal to 8,500,000 or a number of shares of our common stock equal to 4% of the prior year’s maximum number. Incentive awards generally may be issued to officers, key employees, consultants, and directors and include the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This table presents information about our Common Stock’s beneficial ownership as of April 15, 2024, for (i) each named executive officer and director; (ii) all named executive officers and directors as a group; and (iii) each other stockholder known to us owning more than 5% of our outstanding Common Stock.

Beneficial ownership complies with SEC rules, generally including voting or investment power over securities. A person or group is deemed to have “beneficial ownership” of any shares they can acquire within sixty (60) days. For percentage calculations, any shares that a person can acquire within sixty days are considered issued and outstanding for that person but not for others. This table does not imply beneficial ownership admission by anyone listed.

Name	Common Stock	Percentage of Outstanding Common Stock	Percentage of Voting Power
Directors and Executive Officers
Brian Podolak(1)	1,241,700	6.114%	6.114%
James Sposato(2)	1,140,756	5.617%	5.617%
Scott Silverman(3)	132,977	0.655%	0.655%
Randall Miles	-	-	-
Lourdes Felix	-	-	-
Ned Siegel	-	-	-
Total for Directors and Executive Officers:	2,515,433	12.386%	12.386%

(1)	Includes 150,000 shares of Common Stock held by The Brian Podolak Irrevocable Trust of which Brian Podolak is a beneficiary.

(2)	Includes 150,000 shares of Common Stock held by The Sposato Family Revocable Trust of which James Sposato is a beneficiary.

(3)	Includes 132,977 shares of Common Stock held by Thornhill Holdings Ltd, of which Scott Silverman is a majority shareholder.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under Item 404 of Regulation S-K, we are required to describe  any transaction, since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, with a related person. A related person under Item 404 of Regulation S-K includes:

1.	any director or executive officer of the Company;

2.	any immediate family member of a director or executive officer of the Company, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer or nominee for director, and any person (other than a tenant or employee) sharing the household of such director, executive officer or nominee for director; or

3.	a beneficial owner of more than 5% of our common stock at the time of the transaction or immediate family member of such stockholder.

We did not have any related party transactions reportable under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2023 and 2022, we engaged Rosenberg Rich Baker Berman, P.A. as our independent registered accounting firm. For the years ended December 31, 2023 and 2022, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$135,000	$220,000
Audit-Related Fees (1)	25,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$160,000	$220,000

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2023 fiscal year.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our Audit Committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Audit Committee must also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form S-1/A filed on February 13, 2024
3.1.1	Amendment to the Articles of Incorporation, dated October 21, 2022	Filed as Exhibit 3.1.1 to Form S-1/A filed on February 13, 2024
3.2	Certificate of Amendment to the Articles of Incorporation, dated January 27, 2023	Filed as Exhibit 3.2 to Form S-1/A filed on February 13, 2024
3.3	Bylaws	Filed as Exhibit 3.3 to Form S-1/A filed on February 13, 2024
3.4	Articles of Amendment to Certificate of Incorporation, dated August 29, 2022	Filed as Exhibit 3.4 to Form S-1/A filed on February 13, 2024
3.5	Articles of Amendment to Certificate of Incorporation, dated August 6, 2021	Filed as Exhibit 3.5 to Form S-1/A filed on February 13, 2024
4.1	Q3 2021 Vocodia Subscription Purchase Agreement, $5,000,000	Filed as Exhibit 4.2 to Form S-1/A filed on February 13, 2024
4.2	Q2 2021 Vocodia Subscription Purchase Agreement, $1,150,000	Filed as Exhibit 4.3 to Form S-1/A filed on February 13, 2024
4.3	CFM Contribution Agreement	Filed as Exhibit 4.4 to Form S-1/A filed on February 13, 2024
4.4	Q4 2022 Emmis Securities Purchase Agreement	Filed as Exhibit 4.5 to Form S-1/A filed on February 13, 2024
4.5	Q4 2022 Emmis 15% Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.6 to Form S-1/A filed on February 13, 2024
4.6	Q4 2022 Emmis Registration Rights Agreement	Filed as Exhibit 4.7 to Form S-1/A filed on February 13, 2024
4.7	Form of Restricted Stock Units Agreement	Filed as Exhibit 4.8 to Form S-1/A filed on February 13, 2024
4.8	Series B Preferred Stock Purchase Agreement	Filed as Exhibit 4.9 to Form S-1/A filed on February 13, 2024
4.8	Warrant issued to Exchange Listing, LLC	Filed as Exhibit 4.10 to Form S-1/A filed on February 13, 2024
4.9	Q1 2023 Cavalry Investment Fund LP Securities Purchase Agreement	Filed as Exhibit 4.11 to Form S-1/A filed on February 13, 2024
4.10	Q1 2023 Cavalry Investment Fund LP Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.12 to Form S-1/A filed on February 13, 2024
4.11	Q1 2023 Cavalry Investment Fund LP Registration Rights Agreement	Filed as Exhibit 4.13 to Form S-1/A filed on February 13, 2024
4.12	Q1 2023 Cavalry Investment Fund LP Form of Warrant	Filed as Exhibit 4.14 to Form S-1/A filed on February 13, 2024
4.13	Q1 2023 Evergreen Securities Purchase Agreement	Filed as Exhibit 4.15 to Form S-1/A filed on February 13, 2024
4.14	Q1 2023 Evergreen Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.16 to Form S-1/A filed on February 13, 2024
4.15	Q1 2023 Evergreen Securities Registration Rights Agreement	Filed as Exhibit 4.17 to Form S-1/A filed on February 13, 2024
4.16	Q1 2023 Evergreen Securities Form of Warrant	Filed as Exhibit 4.18 to Form S-1/A filed on February 13, 2024
10.1	Bill of Sale and Assignment	Filed as Exhibit 10.1 to Form S-1/A filed on February 13, 2024
10.2	Commercial Lease	Filed as Exhibit 10.2 to Form S-1/A filed on February 13, 2024
10.3†	Executive Employment Agreement for Mark Terrill, COO of Vocodia Holdings Corp	Filed as Exhibit 10.3 to Form S-1 filed on January 31, 2023
10.4†	Form of Independent Director Compensation Agreement for Lourdes Felix	Filed as Exhibit 10.4 to Form S-1/A filed on February 13, 2024

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.5†	Form of Independent Director Compensation Agreement for Randall Miles	Filed as Exhibit 10.5 to Form S-1/A filed on February 13, 2024
10.6†	Form of Independent Director Compensation Agreement for Ned L. Siegel	Filed as Exhibit 10.6 to Form S-1/A filed on February 13, 2024
10.7†	Capital Market Advisory Agreement by and between Vocodia Holdings Corp and Exchange Listing, LLC dated March 21, 2022	Filed as Exhibit 10.7 to Form S-1/A filed on February 13, 2024
10.8†	Executive Employment Agreement for Brian Podolak, CEO of Vocodia Holdings Corp	Filed as Exhibit 10.8 to Form S-1/A filed on February 13, 2024
10.9†	Executive Employment Agreement for James Sposato, CTO of Vocodia Holdings Corp	Filed as Exhibit 10.9 to Form S-1/A filed on February 13, 2024
10.10	Form of Extension Letter for the 2022 Convertible Notes and 2023 Convertible Notes	Filed as Exhibit 10.10 to Form S-1/A filed on February 13, 2024
10.11	EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.11 to Form S-1/A filed on February 13, 2024
10.12	Amendment to EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.12 to Form S-1/A filed on February 13, 2024
14.1	Code of Ethics and Business Standards	Filed as Exhibit 14.1 to Form S-1/A filed on February 13, 2024
21.1	List of Subsidiaries	Filed as Exhibit 21.1 to Form S-1/A filed on February 13, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	*
32.1	Section 1350 Certification of the Chief Executive Officer	**
32.2	Section 1350 Certification of the Chief Financial Officer	**
99.1	Audit Committee Charter	Filed as Exhibit 99.6 to Form S-1/A filed on February 13, 2024
99.2	Compensation Committee Charter	Filed as Exhibit 99.7 to Form S-1/A filed on February 13, 2024
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.8 to Form S-1/A filed on February 13, 2024
99.4	Clawback Policy	Filed as Exhibit 99.9 to Form S-1/A filed on February 13, 2024
99.5	Whistleblower Policy	Filed as Exhibit 99.10 to Form S-1/A filed on February 13, 2024
101	Interactive Data Files	***
101.INS	Inline XBRL Instance Document	***
101.SCH	Inline XBRL Schema Document	***
101.CAL	Inline XBRL Calculation Linkbase Document	***
101.DEF	Inline XBRL Definition Linkbase Document	***
101.LAB	Inline XBRL Label Linkbase Document	***
101.PRE	Inline XBRL Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Vocodia Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on April 16, 2024

VOCODIA HOLDINGS CORP

By:	/s/ Brian Podolak
Name:	Brian Podolak
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Scott J. Silverman
Name:	Scott J. Silverman
Title:	Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Podolak
Brian Podolak	Chief Executive Officer and Director	April 16, 2024

/s/ James Sposato
James Sposato	Chief Technology Officer and Director	April 16, 2024

/s/ Scott J. Silverman
Scott J. Silverman	Chief Financial Officer	April 16, 2024

/s/ Randall Miles
Randall Miles	Director	April 16, 2024

/s/ Lourdes Felix
Lourdes Felix	Director	April 16, 2024

/s/ Ned Siegel
Ned Siegel	Director	April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vocodia Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vocodia Holdings Corp (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2023.

Somerset, New Jersey

April 16, 2024

Vocodia Holdings Corp

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$-	$697,626
Prepaid expenses and other current assets	12,770	174,457
Total Current Assets	12,770	872,083

Non-Current Assets
Property and equipment, net	23,267	29,186
Right-of-use assets	316,310	411,149
Deferred offering costs	4,085,726	3,581,000
Other assets	21,273	18,306
Total Non-Current Assets	4,446,576	4,039,641

TOTAL ASSETS	$4,459,346	$4,911,724

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,058,533	$312,043
Contract liabilities	15,950	203,000
Related party payable	76,368	73,690
Note payable	25,000	-
Convertible notes payable, net	3,688,566	1,016,382
Derivative liability	1,922,879	1,231,358
Operating lease liability, current portion	106,833	97,709
Total Current Liabilities	7,894,129	2,934,182

Non-current Liability
Operating lease liability, less current portion	232,787	339,765
Total Non-Current Liabilities	232,787	339,765
TOTAL LIABILITIES	8,126,916	3,273,947

Commitments And Contingencies (Notes 11 and 13)

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 1,305 and no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 476,000,000 shares authorized; 4,234,747 and 3,094,054 shares issued and outstanding at December 31, 2023 and 2022, respectively	423	309
Additional paid-in capital	86,839,777	83,434,035
Accumulated deficit	(90,508,170)	(81,796,967)
Total shareholders’ equity (deficit)	(3,667,570)	1,637,777
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,459,346	$4,911,724

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Operations

	Years Ended
	December 31,
	2023	2022

Sales, net	$256,385	$658,875
Cost of Sales	220,777	804,404
Gross profit (Loss)	35,608	(145,529)

Operating Expenses
General and administrative expenses	1,861,811	2,456,758
Salaries and wages	2,546,023	3,540,007
Research and development	1,383,375	14,260,567
Total Operating Expenses	5,791,209	20,257,332

Operating Loss	(5,755,601)	(20,402,861)

Other Income (Expense)
Other income	-	5,000
Change in fair value of derivative liability	(186,294)	25,706
Interest expense	(2,769,308)	(383,064)
Total Other Income (Expense)	(2,955,602)	(352,358)

Loss Before Taxes	(8,711,203)	(20,755,219)

Income Taxes	-	-
Net Loss	$(8,711,203)	$(20,755,219)

Basic and diluted loss per common share	$(2.24)	$(6.98)
Weighted average number of common shares outstanding - basic and diluted	3,897,075	2,972,487

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Series A Preferred Shares		Series B Preferred Shares		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	4,000,000	$400	-	$-	2,675,500	$267	$61,637,624	$(61,041,748)	$596,543
Issuance of common stock units	-	-	-	-	86,804	9	2,792,107	-	2,792,116
Issuance of common stock for intellectual property to related parties	-	-	-	-	300,000	30	-	-	30
Issuance of common stock and warrants for non-employee services	-	-	-	-	289,750	29	16,723,896	-	16,723,925
Employee common stock compensation	-	-	-	-	60,000	6	1,752,125	-	1,752,131
Warrant exercise	-	-	-	-	32,500	3	649,870	-	649,873
Common stock cancelled	-	-	-	-	(350,500)	(35)	35	-	-
Distribution to former owner of ClickFish	-	-	-	-	-	-	(121,622)	-	(121,622)
Net loss	-	-	-	-	-	-	-	(20,755,219)	(20,755,219)
Balance, December 31, 2022	4,000,000	400	-	-	3,094,054	309	83,434,035	(81,796,967)	1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	308,193	31	731,475	-	731,506
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred stock	-	-	1,305	-	-	-	1,305,000	-	1,305,000
Issuance common stock for settlement of debt	-	-	-	-	275,000	27	420,723	-	420,750
Issuance common stock for restricted stock award	-	-	-	-	120,000	12	30,588	-	30,600
Net loss	-	-	-	-	-	-	-	(8,711,203)	(8,711,203)
Balance, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	86,839,777	$(90,508,170)	$(3,667,570)

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2023	2022
Operating activities:
Net Loss	$(8,711,203)	$(20,755,219)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,919	5,849
Amortization of debt issuance costs	1,941,999	380,996
Stock-based compensation	1,680,106	14,965,085
Convertible note default penalty	485,412	-
Change in fair value of derivative liability	186,294	(25,706)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	161,687	(118,497)
Other assets	(2,967)	30,768
Accounts payable and accrued expenses	1,746,490	154,332
Contract liability	(187,050)	203,000
Net change in operating right-of-use lease asset and liability	(3,015)	2,801
Cash used in operating activities	(2,696,328)	(5,156,591)

Investing activities:
Purchase of property and equipment	-	(931)
Cash used in investing activities	-	(931)

Financing activities:
Proceeds from issuance of common stock units	-	2,792,116
Deferred offering costs	(58,976)	(70,000)
Proceeds from issuance of warrants	-	649,873
Proceeds from issuance of Series B Preferred stock	1,305,000	-
Payment of debt issuance costs	(50,000)	(175,050)
Repayment to related party payable	(5,000)	(47,932)
Proceeds from related party payable	7,678	-
Proceeds from convertible notes payable	800,000	2,067,500
Cash provided by financing activities	1,998,702	5,216,507

Change in cash and cash equivalents	(697,626)	58,985
Cash and cash equivalents, beginning balances	697,626	638,641
Cash and cash equivalents, ending balances	$-	$697,626

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$505,227	$1,257,064
Issuance of common stock and warrants as deferred offering costs	$-	$3,511,000
Common stock cancellation	$16	$35
Distribution to former owner of ClickFish for acquisition through issuance of related party loan payable	$-	$121,622
Common stock issued for acquisition of intellectual property from related parties	$-	$30
Common stock issued for settlement of legal fees for offering costs	$420,750	$-

See accompanying notes to consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization and Business Overview

The Company and Business: Vocodia Holdings Corp (“Vocodia”or “the Copmany”) was incorporated in the State of Wyoming on April 27, 2021 and is a conversational artificial intelligence (“AI”) technology provider. Vocodia’s technology is used to increase sales and drive conversions for its product or service.

Click Fish Media, Inc. (“CFM”) was incorporated in the State of Florida on November 29, 2019 and is an IT services provider.

On August 2, 2022, Vocodia purchased all outstanding shares of CFM held by an owner under common ownership for $10 in consideration. The Company determined that the acquisition met the requirements for accounting for the transaction as a transfer of an asset in accordance with Accounting Standards Codification (“ASC”) 805-50, common control transactions and is accounted for by Vocodia at the carrying value of the net assets transferred on a prospective basis. The transfer was not determined to be significant to the accounting and operations of Vocodia.

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company had a net loss of approximately $8.7 million, an accumulated deficit of $90.5 million, and used cash in operations of approximately $2.7 million for the year ended December 31, 2023 and negative working capital of $7.9 million. In February 2024, the Company completed an Initial Public Offering of its securities in which it raised $5.95 million in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through December 31, 2023, the Company has received funding in the form of indebtedness and from the sale stock subscriptions. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2023 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries, Vocodia FL, LLC, Vocodia JV, LLC, and CFM. All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments Significant estimates are contained in the accompanying financial statements for the valuation of derivatives, the valuation allowance on deferred tax assets, share-based compensation, useful lives for depreciation and amortization of long-lived assets, and the incremental borrowing rate used on right-of-use asset.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At December 31, 2023 and 2022, the Company did not have any cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023 and 2022 was approximately $0 and $447,626 respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major betterments and additions are charged to the property and equipment accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. The carrying amounts of assets that are sold or retired and their related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Depreciation is calculated on straight-line basis with estimated useful lives as follows:

Furniture and fixtures	7 years
Computer equipment	5 years

Revenue Recognition

The Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. The Company follows a five-step process to achieve this core principle: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s revenues are currently derived from three sources: (1) implementation fees, (2) offering its software as a service on a recurring monthly basis, and (3) generation and verification of leads. Implementation fees are charged for setting up or calibrating its software so that the AI can be used by the customer for its particular use case and are usually a one-time cost. The Company’s contracts with customers are structured with stated prices per service performed, which are not subject to uncertainty or probability of significant reversal; thus, do not represent variable consideration. The recurring monthly fees are charged for the ongoing use of the AI to continue to call/prospect for the Company’s customers, and are charged on a monthly recurring basis. The Company awards discounts to its customers on a discretionary basis. The Company will consider additional revenue streams as its technology develops and new opportunities present.

Research and Development and Software Development Costs

Research and development costs are expensed as incurred. In accordance with Financial Accounting Standards Board (“FASB”) ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platforms. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the planning and postimplementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. These costs include personnel expenses for employees or consultants who are directly associated with and who devote time to software projects, and external direct costs of materials obtained in developing the software. These software developments and acquired technology costs will be amortized on a straight-line basis over the estimated useful life upon the “go-live” date. The Company did not capitalize any of its costs associated with the development of its software as technological feasibility was established within a short time frame from the software’s general availability.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities and convertible debt approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 and 2022 (see Note 7):

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

December 31, 2022	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$1,185,374	$1,185,374
Derivative Liability – Conversion feature	-	-	45,984	45,984
Total Liabilities	$-	$-	$1,231,358	$1,231,358

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an undiscounted basis, are less than long-lived assets carrying value. If a long-lived asset is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the long-lived asset. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2023 and 2022.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

As of December 31, 2023 and 2022, deferred offering costs consisted of the following:

	2023	2022
General and administrative cash expenses	$153,976	$70,000
Share-based equity compensation	3,931,750	3,511,000
Total	$4,085,726	$3,581,000

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2023, and 2022 were $78,097 and $319,474, respectively.

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Further information regarding share-based compensation can be found in Note 9.

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2023 and 2022, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The Company did not utilize any financing that required recognition of finance leases during the years ended December 31, 2023 and 2022.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our balance sheet and are expensed on a straight-line basis over the lease term in our statement of operations We have elected not to separate lease and non-lease components for any class of underlying asset.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).

The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the seven-year mortgage interest rate.

Convertible Notes

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model.

Net Income (Loss) Per Share of Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units,m options and warrants subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2023	2022
	Shares	Shares
Warrants	461,500	361,500
Convertible notes payable	1,507,531	580,094
Total common stock equivalents	1,969,031	941,594

Segment

The Company operates as a single operating segment, being a provider of conversational artificial intelligence technology. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information on an aggregate basis for the purposes of allocating resources and evaluating financial performance. The Company’s primary operations are in the United States and it has derived substantially all of its revenue from sales to customers in this jurisdiction.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after February 1, 2025, with early adoption permitted. The Company does not expect the adoption of this standard to have any material impact on its financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). The guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credits, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. ASC 326 requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses as well as the credit quality and underwriting standards of a company’s portfolio. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities the Company does not intend to sell or believes that it is more likely than not they will be required to sell. The ASU can be adopted no later than January 1, 2020 for SEC filers and January 1, 2023 for private companies and smaller reporting companies. The Company has not yet adopted this ASU as it qualifies as a smaller reporting company. The adoption of this ASU, on January 1, 2023, did not have a material impact on its consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	9,684	9,684
Total Property and Equipment	37,561	37,561
Less: accumulated depreciation and amortization	(14,294)	(8,375)
Property and Equipment, net	$23,267	$29,186

During the years ended December 31, 2023 and 2022, depreciation and amortization expense relating to property and equipment was $5,919 and $5,849, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Accounts payable	$1,154,685	$312,043
Accrued expenses	556,581	-
Accrued interest	339,221	-
Bank overdraft	8,046	-
	$2,058,533	$312,043

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short term lease for executive offices. Our corporate office lease has a remaining lease term of thirty-five (35)   months with no options to extend.

	Years Ended
	December 31,
	2023	2022
The components of lease expense were as follows:
Short-term lease	$22,047	$10,890
Long-term lease	120,275	120,275
Operating lease cost	$142,322	$131,165

Supplemental cash flow information related to leases was as follows:
Cash paid for operating cash flows from operating leases	$123,278	$117,487
Right -of-use assets obtained upon acquisition	$-	$-

Weighted-average remaining lease term - operating leases (year)	2.92	3.92
Weighted-average discount rate — operating leases	6.50%	6.50%

The following table outlines maturities of our lease liabilities as of December 31, 2023:

2024	$125,782
2025	128,362
2026	119,969
Thereafter	-
374,113
Less: Imputed interest	(34,493)
Operating lease liabilities	$339,620

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the year ended December 31, 2023, the Company recorded interest expense of $5,000. As of December 31, 2023, accrued interest was $5,000.

Convertible notes payable

During the year ended December 31, 2023 and 2022, the Company issued $2,427,059 and $941,177 in original issue discount senior secured convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 15%, with no interest for the first six months. The Convertible Notes mature nine (9) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

The Convertible Notes include a conversion feature, whereupon a successful Initial Public Offering (“IPO”) (the “Liquidity Event”), the Convertible Notes may be payable to the holders by the Company delivering to the holders shares of common stock equal to the payment amount due at the date of the Liquidity Event divided by the conversion price. As defined in the agreement, the conversion price is the product of the offering price per share of common stock paid in a Liquidity Event and a 35% discount.

In connection with the issuance of the Convertible Notes, the Company issued common stock purchase warrants to the holders of the Convertible Notes (the “Warrants”). The Warrants give the holders the right, but not the obligation, to purchase shares of the Company obtained by dividing 50% of the original principal amount of the Convertible Notes by the offering price per share of common stock paid in a Liquidity Event. The exercise price of the Warrants are equal to the product of the conversion price of the Convertible Notes and 120%. The Warrants expire five (5) years from the consummation of the first Liquidity Event.

The conversion feature and Warrants have been accounted for as a derivative liability, in accordance with ASC 815 (see Note 7).

For the years ended December 31, 2023 and 2022, none of the Convertible Notes have been converted and no Warrants have been exercised.

Convertible notes payable, net consisted of the following:

	Maturities	Stated	Effective
	(calendar	Interest	Interest	December 31,	December 31,
	year)	Rate	Rate	2023	2022
August 2022 issuances	2023	20%	195%	$614,118	$511,765
September 2022 issuances	2023	20%	201%	1,598,824	1,332,353
November 2022 issuances	2023	20%	212%	423,529	352,941
December 2022 issuances	2023	20%	155%	276,000	230,000
April 2023 issuances	2024	15%	215%	588,235	-
May 2023 issuances	2024	15%	172%	58,824	-
June 2023 issuances	2024	15%	170%	294,118	-
Total face value				3,853,648	2,427,059
Unamortized debt discount and issuance costs				(165,082)	(1,410,677)
Total convertible notes				3,688,566	1,016,382
Current portion of convertible notes				(3,688,566)	(1,016,382)
Long-term convertible notes				$-	$-

As of December 31, 2023, Notes issued in August through December 2022, totaling $2,427,059, are currently in default.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $2,761,631 and $380,996, respectively, which included amortization of debt discount of $1,941,999 and $380,996, respectively, default penalty of $485,412 and $0, respectively, and accrued interest of $339,221 and $0, respectively. As of December 31, 2023 and 2022, accrued interest was $339,221 and $0, respectively.

NOTE 7 – DERIVATIVE LIABILITITES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of issuance and December 31, 2023.

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

During the year ended December 31, 2023 and 2022, in connection with the convertible notes payable that grant warrants and a conversion feature which converts into common shares at the Liquidity Event, the Company determined our derivative liability feature from the noteholder’s conversion for the convertible notes is not clearly and closely related to the host and accounted for it as a bifurcated derivative liability. Because the warrants were granted but are not issued until a Liquidity Event takes place, the actual number of warrants to be issued is currently variable and the exact amount to be issued is unknown. As a result, the Company calculated the derivative liability based on the conditional liquidity event, the IPO. As of December 31, 2023, the pricing of the IPO was assumed to be between $4.25 and $6.25 per  share and probabilities were assigned not only for the IPO, but at different price points within the range from $4.25 to $6.25 per Unit.

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2023 and 2022:

	Initial	December 31,	December 31,
	Date	2022	2023
Expected exercise price	$4.68 - $6.24	$4.68 - $6.24	$3.32 - $4.88
Expected conversion price	$3.90 - $5.20	$3.90 - $5.20	$2.76 - $4.06
Expected term	0.75 - 5.00 years	0.38 - 5.00 years	0.33 - 5.00 years
Expected average volatility	102% - 121%	101% - 116%	108% - 131%
Expected dividend yield	-	-	-
Risk-free interest rate	3.60% - 5.27%	3.60% - 5.27%	3.84% - 5.60%
Expected IPO Price	$6.00 - $8.00	$6.00 - $8.00	$4.25 - $6.25

For the year ended December 31, 2023 and 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - January 1, 2022	$-
Addition of new derivatives recognized as debt discount - warrants	1,167,636
Addition of new derivatives recognized as debt discount - conversion feature	89,428
Gain on change in fair value of the derivative	(25,706)
Balance - December 31, 2022	$1,231,358
Addition of new derivatives recognized as debt discount - warrants	463,410
Addition of new derivatives recognized as debt discount - conversion feature	41,817
Loss on change in fair value of the derivative	186,294
Balance - December 31, 2023	$1,922,879

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Effective August 2022 (filed September 2023), the Company filed Articles of Amendment to amend for authorized capital stock to authorize the Company to issue 500,000,000 shares. The Company has authorized 476,000,000 shares of common stock with a par value of $0.0001 per share and 24,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Company shall have the authority to issue the shares of Preferred Stock in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

Effective January 27, 2023, the Company has approved a reverse stock split of the Company’s issued and outstanding shares of common share, at a ratio of 1-for-20 (the “Reverse Stock Split”). All share and per share data included within the consolidated financial statements and related footnotes have been retroactively adjusted to account for the effect of the Reverse Stock Split for all periods presented.

Series A Preferred Stock

The Company has designated 4,000,000 preferred shares, par value $0.0001, as Series A Preferred Stock. Initially, holders of Series A Preferred Stock would have the right to vote with 1,000 votes per common share on any matters brought before the stockholders of the Company. On April 17, 2023, our Board passed a resolution, in accordance with the laws of the State of Wyoming which, when the SEC declares our registration statement effective, shall require the Company to amend the rights of all authorized, issued, outstanding, and forthcoming Series A Preferred Stock, so that the holders of the Series A Preferred Stock have no right to vote on any matters brought before the stockholders of the Company. The removal of the voting rights became effective when the SEC declared our Registration Statement on Form S-1 effective on February 14, 2024

The Series A Preferred Stockholders are not entitled to any dividends, or mandatory conversion right or liquidation preference, however, they do have a voluntary conversion right.

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). "Conversion Period" shall mean the period commencing on the earlier of (i) six months after the SEC declares the Company's Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent. The conversion right of the Series A Shareholders shall become valid and in force when the SEC declares the Company's Registration Statement on Form S-1 No. 333- 269489 effective

As of December 31, 2023 and 2022, 4,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Preferred Stock

Effective September 27, 2023, the Company has amended the certificate of designation to authorize 3,000 preferred shares, par value $0.0001, as Series B Preferred Stock. Series B Preferred Stock has no voting rights, but shall be mandatorily converted into common stock with voting rights upon the completion of our initial public offering or our change of control. The Series B Preferred Stockholders are not entitled to any dividends.

During the year ended December 31, 2023, the Company issued 1,305 shares of Series B Preferred Stock for $1,305,000.

As of December 31, 2023 and 2022, 1,305 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the year ended December 31, 2023, the Company had the following common stock transactions:

●	308,192 shares and warrants issued to non-employees for services valued at $731,500.

●	600,000 shares issued for employee compensation valued at $918,000.

●	162,500 shares cancelled.

●	275,000 shares issued for settlement of legal fees recognized in deferring offering costs, valued at $420,750

●	120,000 shares issued for restricted stock awards to a company owned by our Chief Financial Officer.

During the year ended December 31, 2022, the Company had the following common stock transactions:

●	86,804 common stock units consisting of one (1) share and one (1) warrant, for $2,792,116.

●	300,000 shares issued at par value, to related parties for the acquisition of intangible assets.

●	32,500 shares for exercise of warrants for $649,873.

●	289,750 shares and warrants to non-employees for services valued at $16,723,925.

●	60,000 shares to employees for services valued at $1,752,131.

●	350,500 shares cancelled.

As of December 31, 2023 and 2022, 4,234,747 and 3,094,054 shares of common stock were issued and outstanding, respectively.

NOTE 9 – STOCK-BASED COMPENSATION

During the years ended December 31, 2023 and 2022, stock-based compensation was recognized as follows:

	December 31	December 31
	2023	2022
Salaries and wages	$918,000	$1,752,161
Research and development and other service providers	731,506	13,212,924
General and administrative expenses - related party	30,600	-
Total	$1,680,106	$14,965,085

During the years ended December 31, 2023 and 2022, the Company valued 100,000 and 461,500 common stock warrants granted for services, respectively, as a Level 3 fair value measurement using unobservable measurements and used a Black-Scholes option pricing model. The Company determined a value of $349,000 and $4,240,977, respectively.

The Company valued compensation expenses to employees based on fair value of common stock using a weighted average price of shares issued to unrelated parties for cash and compensation multiplied by the number of shares issued to the employees.

During the years ended December 31, 2023 and 2022, the following assumptions were used:

	December 31,	December 31,
	2023	2022
Expected exercise price	$1.00	$0.10 - 4.00
Estimated Stock price	$1.53	$1.53 - 1.57
Expected term	5 years	2.00 - 6.00 years
Expected average volatility	90%	86% - 99%
Expected dividend yield	-	-
Risk-free interest rate	4.08%	0.99% - 4.34%
Probability of liquidity event	80%	N/A
Probability on price	8% - 48%	N/A

Warrants

A summary of activity of the warrants during the year ended December 31, 2023 and 2022, are as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, January 1, 2021	210,250	$47.18	1.62
Granted	427,054	14.70	3.88
Expired / cancelled	(243,304)	55.54	1.01
Exercised	(32,500)	20.00	0.48
Outstanding at December 31, 2022	361,500	$5.62	3.41
Granted	100,000	1.00	0.50
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2023	461,500	$4.62	2.58

The intrinsic value of the warrants as of December 31, 2023 is $0. All of the outstanding warrants are exercisable as of December 31, 2023.

2022 Equity Compensation Plan

On November 9, 2023, the Company’s stockholders approved the 2022 Equity Compensation Plan, or the 2022 Plan. The 2022 Plan provides that grants may be in any of the following forms: incentive stock options, nonqualified stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The 2022 Plan is administered and interpreted by the Compensation Committee of the Board of Directors, or the Committee. The Committee has the authority to determine the individuals to whom grants will be made under the 2022 Plan, determine the type, size and terms of the grants, determine the time when grants will be made and the duration of any applicable exercise or restriction period (subject to the limitations of the 2022 Plan) and deal with any other matters arising under the 2022 Plan. The Committee presently consists of three directors, each of whom is a non-employee director of the Company. All the employees of the Company and its subsidiaries are eligible for grants under the 2022 Plan. Non-employee directors of the Company are also eligible to receive grants under the 2022 Plan.

Restricted Stock Awards

On November 2, 2023, the Company issued 120,000 restricted stock awards (“RSAs”) representing 120,000 shares of common stock to EverAsia Financial Group. Inc, a company owned by our Chief Financial Officer. RSAs issued in connection with the 2022 Plan shall be subject to a twelve-month vesting period, whereas 10,000 shares shall vest upon the first of every month. However, should the Company successfully complete an initial public offering of its common shares on any stock exchange in the United States of America, 100% of the then unvested RSAs shall immediately vest upon the completion of the IPO.

During the year ended December 31, 2023, the Company recorded stock-based compensation of $30,600 related to the issuance of RSAs. As of December 31, 2023, there was $153,000 of total unrecognized expense related to non-vested awards of RSAs. The cost will be recognized over 0.83 years, the remaining vesting period for the restricted stock awards, due to the Company’s IPO being effective on February 23, 2024.

The total intrinsic value of awards released during 2023 was $0, as our common stock is not publicly traded.

The following summary reflects changes in the shares of Common Stock Restricted Stock Awards (RSA):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	-	$-
Granted	120,000	1.53
Vested/Released	(20,000)	1.53
Cancelled	-	-
Unvested Outstanding at December 31, 2023	100,000	$1.53

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the years ended December 31, 2023 and 2022, the Company incurred approximately $4,318 and $222,500, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of December 31, 2023 and 2022, the remaining note payable balance was $76,368 and $73,690, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the year ended December 31, 2023 and 2022, the Company incurred management fees from members of management amounting to approximately $0 and $87,250, respectively.

During the years ended December 31, 2023 and 2022, 47 Capital Management LLC, an entity wholly owned by the former CFO billed the Company $121,596 and $0 and the Company paid $88,399 and $0, respectively. 47 Capital Management LLC provided outsourced CFO services.

During the year ended December 31, 2023 and 2022, EverAsia Financial Group, Inc., an entity majority owned by the CFO, billed the Company $86,200 and $0, respectively and the Company paid $50,020 and $0 respectively. EverAsia Financial Group provided financial consulting services from May, 2023 through October, 2023. From November 2023 through December, 2023, EverAsia Financial Group, Inc. provided outsourced CFO services.

Acquisition of intellectual property

On August 1, 2022, the CEO and CTO assigned Vocodia Intellectual Property, which included; the Vocodia AI system, all intellectual property, and generally, the software, from themselves individually to Vocodia Holdings Corp. In exchange for the assignment, they each received 150,000 (300,000 total) shares of common stock and the assets were deemed to have no carrying value.

NOTE 11 – LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. In December 2023 the former employee’s attorney requested that the parties attend mediation, however a date for said mediation has not been determined.

NOTE 12 – INCOME TAXES

Components of income tax expense (benefit) are as follows for the years ended December 31, 2023, and 2022:

	2023	2022
Current tax expense:
Current Income Tax Expense - federal	$-	$-
Current Income Tax Expense - state	-	-
Total	$-	$-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets
Net Operating loss Carryforward	$3,308,651	$2,037,456
Capital Loss Carryover	295,299	295,299
Net Lease Liability	5,908	6,605
Stock Compensation	18,593,252	17,976,336
Software Development Costs	337,968	148,223
Total Deferred tax assets	$22,541,078	$20,463,919

Deferred Tax liabilities:
Depreciation	$(5,897)	$(7,323)
Total Deferred tax liabilities	$(5,897)	$(7,323)

Less: valuation allowance	$(22,535,181)	$(20,456,596)
Net deferred tax assets	$-	$-

The Company will have approximately $13.10 and $8.48 million of gross net operating loss carry-forwards at December 31, 2023 and 2022, respectively. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023 and 2022, respectively, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2023 and 2022. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2023	2022
Federal statutory income tax at 21%	21.00%	21.00%
State income taxes, net of federal benefits	3.55%	4.09%
Permanent Differences	(5.13)%	(0.03)%
Impact of tax rate change	2.34%	5.84%
Prior period adjustment	1.96%	0.00%
Application of a full valuation allowance	(23.72)%	(30.89)%
Provision for income taxes	-	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 14 – SUBSEQUENT EVENTS

In January 2024, the Company modified the outstanding 2022 and 2023 Original Issue Discount Convertible Notes with original principal of $2,785,294 and accrued interest of $344,974 to extend the maturity dates until February 28, 2024. The modifications required penalties added to the principal of $2,141,447. In connection such modifications, the Company issued 900,078 shares of common stock to holders of such notes.

In January 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock, par value $0.0001 per share to several individuals pursuant to certain stock purchase agreements, at a price per share of $1,000 for the total amount of $605,000. Such 605 shares of Series B Preferred Stock shall be automatically converted into 219,005 shares of common stock upon the closing of this offering.

In January, 2024, the Company issued 143,262 shares of common stock to six creditors, including our CEO, our CPO and our CFO in exchange for settling $286,522 of outstanding Accounts Payable.

In February, 2024, the Company undertook a public offering and listed its common stock Common Stock, Series A Warrants and Series B Warrants on the CBOE BZX Exchange under the symbols “VHAI”, “VHAI+A”, and “VHAI+B” respectively (the “IPO”). The Company sold 1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000. After underwriting fees and discounts the net proceeds to the Company amounted to $5,406,900.

In February, 2024, immediately following the IPO, the Company repaid $740,206 of the 2022 and 2023 convertible notes and converted the remaining outstanding principal and interest in the amount of $7,088,944.70 into 1,801,880 shares of common stock and 495,076 Series C Warrants.

In February, 2024, the Company issued 142,759 shares of common stock to Exchange Listing, LLC pursuant to the completion of services under a Consulting Agreement entered into in 2022.

In February, 2024, the Company issued 691,404 shares of common stock to convert the 1,905 issued and outstanding Series B Preferred Stock to Common Stock.

In February, March and April, 2024, 646,812 Series B warrants were exercised for 15,788,619 shares of common stock

In March and April, 2024, 245,297 Series C warrants were exercised for 4,511,787 shares of common stock

Management evaluated all additional events subsequent to the balance sheet date through to April 15, 2024 the date the consolidated financial statements were available to be issued.