Form 10-Q
period 2024-03-31
Vocodia Holdings Corp
filed 2024-05-21
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-41963

VOCODIA HOLDINGS CORP

(Exact Name of Registrant as Specified in its Charter)

Wyoming	86-3519415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
36401 Congress Avenue, Suite #160, Boca Raton, Florida 33487	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 484-5234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VHAI	CBOE BZX Exchange, Inc.
Series A Warrants	VHAI+A	CBOE BZX Exchange, Inc.
Series B Warrants	VHAI+B	CBOE BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 20, 2024, the registrant had 56,501,381 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,696,858	$-
Prepaid expenses and other current assets	321,234	12,770
Total Current Assets	3,018,092	12,770

Non-Current Assets
Property and equipment, net	21,787	23,267
Right-of-use assets	291,621	316,310
Deferred offering costs	-	4,085,726
Other assets	21,273	21,273
Total Non-Current Assets	334,681	4,446,576

TOTAL ASSETS	$3,352,773	$4,459,346

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,090,578	$2,058,533
Contract liabilities	15,950	15,950
Related party payable	76,368	76,368
Note payable	-	25,000
Convertible notes payable, net	-	3,688,566
Derivative liability	-	1,922,879
Operating lease liability, current portion	106,833	106,833
Total Current Liabilities	2,289,729	7,894,129

Non-current Liability
Operating lease liability, less current portion	206,986	232,787
Total Non-Current Liability	206,986	232,787
TOTAL LIABILITIES	2,496,715	8,126,916

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 1,305 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value: 476,000,000 shares authorized; 17,191,993 and 4,234,747 shares issued and outstanding, as of March 31, 2024 and December 31, 2023, respectively	1,719	423
Additional paid-in capital	98,307,479	86,839,777
Accumulated deficit	(97,453,540)	(90,508,170)
Total shareholders’ equity (deficit)	856,058	(3,667,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,352,773	$4,459,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2024	2023

Sales, net	$-	$243,200
Cost of Sales	-	160,223
Gross profit	-	82,977

Operating Expenses
General and administrative expenses	1,646,902	308,613
Salaries and wages	382,383	1,400,664
Research and development and other service providers	793,175	722,436
Total Operating Expenses	2,822,460	2,431,713

Operating Loss	(2,822,460)	(2,348,736)

Other Income (Expense)
Other income	-	-
Change in fair value of derivative liability	115,296	15,787
Loss on settlement of debt	(3,824,936)	-
Interest expense	(413,270)	(592,017)
Total Other Income (Expense)	(4,122,910)	(576,230)

Loss Before Taxes	(6,945,370)	(2,924,966)

Income Taxes	-	-
Net Loss	$(6,945,370)	$(2,924,966)

Basic and diluted loss per common share	$(0.37)	$(0.80)
Weighted average number of common shares outstanding - basic and diluted	18,539,389	3,661,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	4,000,000	$400	1,305	$-	4,234,747	$423	86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrant issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(6,945,570)	(6,945,370)
Balance, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	98,307,479	$(97,453,540)	$856,058

For the Three Months Ended March 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	4,000,000	$400	-	$-	3,094,054	$309	83,434,035	$(81,796,967)	$1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	158,193	18	501,989	-	502,007
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred Stock	-	-	155	-	-	-	155,000	-	155,000
Issuance common stock for settlement of debt	-	-	-	-	25,000	3	38,247	-	38,250
Net loss	-	-	-	-	-	-	-	(2,924,966)	(2,924,966)
Balance, March 31, 2023	4,000,000	$400	155	$-	3,714,747	$374	85,047,227	$(84,721,933)	$326,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net Loss	$(6,945,370)	$(2,924,966)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,480	1,480
Amortization of debt issuance costs	165,082	577,793
Stock-based compensation	153,000	1,420,007
Convertible note default penalty	146,054	-
Change in fair value of derivative liability	(115,296)	(15,787)
Loss on settlement of debt	3,824,936
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(308,464)	108,552
Accounts payable and accrued expenses	651,120	197,057
Contract liability	-	(203,000)
Net change in operating right-of-use lease asset and liability	(1,112)	(1,085)
Cash used in operating activities	(2,428,570)	(839,949)

Financing activities:
Proceeds from issuance of common stock units	5,372,787	-
Deferred offering costs	(24,375)	(2,533)
Proceeds from issuance of Series B Preferred stock	605,000	155,000
Proceeds from related party payable	-	65,598
Proceeds from notes payable	30,000	-
Repayment of notes payable	(55,000)	-
Repayment of convertible notes payable	(802,984)	-
Cash provided by financing activities	5,125,428	218,065

Change in cash and cash equivalents	2,696,858	(621,884)
Cash and cash equivalents, beginning balances	-	697,626
Cash and cash equivalents, ending balances	$2,696,858	$75,742

Supplemental cash flow information:
Cash paid for interest	$109,088	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$505,227
Common stock cancellation	$-	$16
Series C warrant issued	$1,053,514	$-
Issuance common stock for settlement of debt	$286,808	$-
Common stock issued for conversion of debt	$7,657,990	$-
Common stock issued for conversion of Series B Preferred Shares	$69	$-
Common stock issued for exercise of warrants	$892	$-
Common stock issued for settlement of legal fees for offering costs	$-	$38,250
Issuance common stock for services -related party, restricted stock awards (‘RSA”)	$-	$183,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization and Business Overview

The Company and Business: Vocodia Holdings Corp (“we”, “us”, “Vocodia”, “the Company”) was incorporated in the State of Wyoming on April 27, 2021 and is a conversational artificial intelligence (“AI”) technology provider. Vocodia’s technology is used to increase sales and drive conversions for its product or service.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $6.9 million, an accumulated deficit of approximately $97.5 million, and used cash in operations of approximately $2.4 million for the three months ended March 31, 2024 and working capital of $728,000. In February 2024, the Company completed an Initial Public Offering (“IPO”) of its securities in which it raised $5,950,000 in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through March 31, 2024, the Company has received funding in the form of indebtedness, from the sale stock subscriptions and the sale of units in its IPO. Management may continue to raise funds to support our operations in 2024 and beyond, however it has no plans to do so at this time. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if necessary, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Vocodia Holdings Corp for the year ended December 31, 2023.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At March 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024 was approximately $2.4 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (none for March 31, 2024):

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

As of March 31, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	March 31, 2024	December 31, 2023
General and administrative cash expenses	$-	$153,976
Share-based equity compensation	-	3,931,750
Total	$-	$4,085,726

For the three months ended March 31, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended March 31, 2024 and 2023, were $125,909 and $14,624, respectively.

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

The Company includes in basic earnings per share, common stock that is issuable for the conversion of warrants for little or no cash upon the satisfaction of certain contingent conditions. The Company has determined that the Series B and C warrants meet these conditions as of March 31, 2024, and have included 27,135,600 (11,033,180 weighted) shares of common stock as part of our basic earnings per share, for the three months ended March 31, 2024.

The dilutive effect of restricted stock units, options and warrants subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
	Shares	Shares
Warrants	2,071,400	461,500
Convertible notes payable	-	583,283
Total common stock equivalents	2,071,400	1,044,783

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting Topic 280, “Segment Reporting-Improvements to Reportable Segment Disclosures” which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Condensed Consolidated Financial Statements.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	9,684	9,684
Total Property and Equipment	37,561	37,561
Less: accumulated depreciation and amortization	(15,774)	(14,294)
Property and Equipment, net	$21,787	$23,267

During the three months ended March 31, 2024 and 2023, depreciation expense relating to property and equipment was $1,480 and $1,480, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accounts payable	$1,484,232	$1,154,685
Accrued expenses	606,346	556,581
Accrued interest	-	339,221
Bank overdraft	-	8,046
Accounts payable and accrued expenses	$2,090,578	$2,058,533

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short term lease for executive offices. Our corporate office lease has a remaining lease term of thirty-two (32) months with no options to extend.

	Three months ended
	March 31,
	2024	2023
The components of lease expense were as follows:
Short-term lease cost	$16,476	$-
Operating lease cost	30,069	30,069
Total lease cost	$46,545	$30,069

Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	$31,180	$30,562

Weighted-average remaining lease term - operating leases (year)	2.67	3.67
Weighted-average discount rate — operating leases	6.50%	6.50%

The following table outlines maturities of our lease liabilities as of March 31, 2024:

Year ending December 31,
2024 (excluding the three months ended March 31, 2024)	$94,602
2025	128,362
2026	119,969
Thereafter	-
342,933
Less: Imputed interest	(29,114)
Operating lease liabilities	$313,819

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the three months ended March 31, 2024, the Company recorded interest expense of $5,000. As of March 31, 2024 and December 31, 2023, accrued interest was $0 and $5,000, respectively.

In February 2024, the Company borrowed $30,000 and repaid the note payable and accrued interest totaling $43,000.

Convertible notes payable

During the years ended December 31, 2023 and 2022, the Company issued $3,368,236 in original issue discount senior secured convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 15%, with no interest for the first six months. The Convertible Notes mature nine (9) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

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

During January 2024, the Company modified outstanding 2022 Original Issue Discount Convertible Notes with original principal and accrued interest, by agreeing to certain penalties, to extend the maturity dates until February 28, 2024. The Company determined the modifications to be debt extinguishment. As a result of the debt extinguishment, the Company recognized a loss on settlement of debt of $1,387,314.

During February 2024, the Company modified certain 2023 Original Issue Discount Convertible Notes with original principal and accrued interest, to extend the maturity dates until February 28, 2024. The Company determined these to be a modification.

In February 2024, on completion of the IPO, all outstanding 2023 and 2022 Original Issue Discount Convertible Notes with original principal and accrued interest have been settled. In connection with settlements, the Company paid $894,072 and issued 1,801,880 shares of common stock, value at $7,657,990, to holders of such notes, as a result the Company recognized a loss on settlement of debt of $2,662,842. In addition, the Company issued 495,076 warrants, which immediately upon issuance at IPO were modified to Series C warrants and were classified as equity. The Company recognized a gain on settlement of derivative liability of $225,220, recognized as a settlement of debt.

Prior to the modifications and settlements in January and February 2024, the Company recognized a gain on change in fair value of derivative liability for the convertible debt of $145,895 and a loss on change of derivative liability for the warrants of $30,599.

Convertible notes payable, net consisted of the following:

		Stated	Effective
	Maturities	Interest	Interest	March 31,	December 31,
	(calendar year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
Total face value				-	3,853,648
Unamortized debt discount and issuance costs				-	(165,082)
Total convertible notes				-	3,688,566
Current portion of convertible notes				-	(3,688,566)
Long-term convertible notes				$-	$-

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $89,133 and $13,342, respectively, which included amortization of debt discount of $165,082 and $577,793, respectively, default penalty of $146,054 and $0, respectively. As of March 31, 2024 and December 31, 2023, accrued interest was $0 and $339,221, respectively.

NOTE 7 – DERIVATIVE LIABILITITES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of issuance and at the IPO settlement date of February 26, 2024

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2024:

2024
Expected exercise price	$3.32 - 8.50
Expected conversion price	2.76
Expected term	0.30 - 5.00 years
Expected average volatility	80 - 108%
Expected dividend yield	-
Risk-free interest rate	4.33 – 5.46%

For the year ended March 31, 2024 and December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2023	$1,922,879
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Change in fair value of the derivative	(115,296)
Balance - March 31, 2024	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized 476,000,000 shares of common stock with a par value of $0.0001 per share and 24,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Company shall have the authority to issue the shares of Preferred Stock in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

Series A Preferred Stock

The Company has designated 4,000,000 preferred shares, par value $0.0001, as Series A Preferred Stock. Initially, holders of Series A Preferred Stock would have the right to vote with 1,000 votes per common share on any matters brought before the stockholders of the Company. On April 17, 2023, our Board passed a resolution, in accordance with the laws of the State of Wyoming which, when the SEC declares our registration statement effective, shall require the Company to amend the rights of all authorized, issued, outstanding, and forthcoming Series A Preferred Stock, so that the holders of the Series A Preferred Stock have no right to vote on any matters brought before the stockholders of the Company. The removal of the voting rights became effective when the SEC declared our Registration Statement on Form S-1 effective on February 14, 2024.

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

As of March 31, 2024 and December 31, 2023, 4,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

In January 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock to several individuals for $605,000. In February 2024, 1,910 shares of Series B Preferred Stock were converted into 691,404 shares of common stock upon the closing of the IPO.

As of March 31, 2024 and December 31, 2023, 0 and 1,305 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the three months ended March 31, 2024, the Company had the following common stock transactions:

●	1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000, from the IPO. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	8,920,700 shares issued for the cashless exercise of 651,929 warrants.

As of March 31, 2024 and December 31, 2023, 17,191,993 and 4,234,747 shares of common stock were issued and outstanding, respectively.

For the three months ended March 31, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

NOTE 9 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2024 and 2023, stock-based compensation was recognized as follows:

	March 31,	March 31,
	2024	2023
Salaries and wages	$-	$918,000
Research and development and other service providers	-	502,007
Professional fees – restricted stock awards	153,000	-
	$153,000	$1,420,007

Warrants

During the three months ended March 31, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.5250 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

A summary of activity of the warrants during the year ended March 31, 2024, are as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, January1, 2023	361,500	$5.62	3.41
Granted	100,000	1.00	3.00
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	461,500	$6.63	2.58
Granted	3,714,976	7.21	5.00
Expired / cancelled	-	-	-
Exercised	(651,929)	8.50	-
Outstanding, March 31, 2024	3,524,547	$6.63	4.53

The intrinsic value of the warrants as of March 31, 2024 is $0. All of the outstanding warrants are exercisable as of March 31, 2024.

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

During the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation of $153,000 and $0, respectively, related to the issuance of RSAs. As of March 31, 2024 and December 31, 2023, there was $0 and $153,000 of total unrecognized expense related to non-vested awards of RSAs. The cost was fully recognized, due to the Company’s IPO being effective on February 23, 2024.

The following summary reflects changes in the shares of Common Stock Restricted Stock Awards (RSA):

Unvested Outstanding at December 31, 2023	100,000	$1.53	153,000
Granted	-		-
Vested /Released	(100,000)	1.53	(153,000)
Cancelled	-
Unvested Outstanding at March 31, 2024	-	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the three months ended March 31, 2024 and 2023, the Company incurred approximately $30,000 and $222,500, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of March 31, 2024 and December 31, 2023, the remaining note payable balance was $76,368 and $76,368, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the three months ended March 31, 2024 and 2023, 47 Capital Management LLC, an entity wholly owned by the former CFO billed the Company $0 and $35,630 and the Company paid $5,000 and $35,630, respectively. 47 Capital Management LLC provided outsourced CFO services.

During the three months ended March 31, 2024 and 2023, EverAsia Financial Group, Inc., an entity majority owned by the CFO, billed the Company $110,000 and $0, respectively and the Company paid $110,000 and $0 respectively. EverAsia Financial Group provided financial consulting services from May, 2023 through October, 2023. From November 2023 through December, 2023, EverAsia Financial Group, Inc. provided outsourced CFO services.

Related party debt conversion to common stock

In January 2024, 38,404 shares, valued at $2.00 per share, for a total value of $77,095 were issued to our CEO for settlement to related parties for accounts payable.

In January 2024, 47,584 shares, valued at $2.00 per share, for a total value of $95,165 were issued to our Chief Product Officer for settlement to related parties for accounts payable

In January 2024, 10,625 shares, valued at $2.00 per share, for a total value of $21,250 were issued to a company owned by our CFO for settlement to related parties for accounts payable

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. In December 2023 the former employee’s attorney requested that the parties attend mediation, however a date for said mediation has not been determined. Due to the uncertain outcome of the case, no amounts have been accrued.

NOTE 12 – SUBSEQUENT EVENTS

In April and May 20, 2024 Company issued 39,309,388 shares of common stock for the cashless exercise of 320,559 warrants.

Management evaluated all additional events subsequent to the balance sheet date through May 20, 2024, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q K reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors”, as well as any other cautionary language contained in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions, or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; growth strategies; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; our future financing plans and anticipated needs for working capital; and the economy in general or the future of the food production industry, all of which were subject to various risks and uncertainties. Such statements, when used in this Annual Report on Form 10-K and other reports, statements, and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “continue,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under Part I Item 1 “Business” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other parts of this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Quarterly Report on Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission (“SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

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

On February 26, 2024, we completed our initial public offering (the “IPO”) of 1,400,000 units, each consisting of one share of common stock, par value $0.0001 (“Common Stock”), one Series A Warrant to purchase one share of Common Stock at $4.25 (the “Series A Warrant”), and one Series B Warrant to purchase one share of Common Stock at $8.50 (the “Series B Warrant”), at a price to the public of $4.25 per Unit.

The gross proceeds from the IPO, before underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $5,950,000. On February 22, 2024, our Common Stock, Series A Warrants and Series B Warrants began trading on the BZX Exchange, a division of Cboe Global Markets, under the ticker symbols “VHAI,” “VHAI+A” and “VHAI+B”, respectively.

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2024	2023	Change	%
Revenues	$-	$243,200	(243,200)	-100%
Cost of revenue	-	160,223	(160,223)	-100%
Gross profit (loss)	-	82,977	(82,977)	-100%

Operating costs and expenses:
Operating expense	2,822,460	2,431,713	390,747	16%

Other income (expenses)	(4,122,910)	(576,230)	(3,546,680)	615%

Net loss	$(6,945,370)	$(2,924,966)	(4,020,404)	137%

Revenue

Revenue decreased by 100%, or $243,200, to $0 for the three months ended March 31, 2024 as compared to $243,200 for the three months ended March 31, 2023. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we also did not earn any revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the second quarter of 2024. For the three months ended March 31, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month for total revenue of $7,950 for the period. Additionally, we earned $235,250 in integration, lead generation, and setup fees, resulting in total revenue of $243,200.

Cost of Revenue

Cost of revenue decreased by $160,223, or 100%, to $0 for the three months ended March 31, 2024 from $160,223 for the three months ended March 31, 2023, primarily due to the reduction of costs related to the deployment of our DISAs.

Gross profit (loss)

The decrease in our gross profit of $82,977 to a gross loss of $0 for the three months ended March 31, 2024 from a gross profit of $82,977 for the three months ended March 31, 2023 is primarily attributable to the suspension of DISA sales during the first quarter.

Operating Expenses

	Three Months Ended
	March 31,	March 31,
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$1,646,902	$308,613	1,338,289	434%
Salaries and wages	382,383	1,400,664	(1,018,281)	-73%
Software development and other service providers	793,175	722,436	70,739	10%
Total Operating Expenses	$2,822,460	$2,431,713	390,747	16%

Operating expense increased by $390,747 or 16% to $2,822,460 for the three months ended March 31, 2024 from $2,431,713 for the three months ended March 31, 2023 is primarily due to the increase in general and administrative expenses related to our initial public offering and software development costs related to improving our DISA products and a reduction in stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses increased by $ 1,338,289 or 434% to $1,646,902 during the three months ended March 31, 2024 from $308,613 during the three months ended March 31, 2023. The increase is primarily a result of the Company’s increased costs related to the IPO and of being a public company related to insurance, professional fees, and investor relations.

Salaries and wages expense decreased by $1,018,281, or 73%, to $382,383 for the three months ended March 31, 2024 from $1,400,664 for the three months ended March 31, 2023, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense increased by $ 70,739, or 10%, to $793,175 the three months ended March 31, 2024 from $ 722,436 for the three months ended March 31, 2023, primarily related to accelerated investments in developing our next-generation AI-powered virtual agent platform, We are also incurring considerable data labeling expenses as we scale out language model training across multiple domains, industries and languages, which is essential for our virtual agents to provide highly contextualized and personalized customer experiences. Finally, we are developing advanced multimodal AI capabilities that we anticipate will intelligently interpret voice and text during customer interactions.

Total other income (expense)

During the three months ended March 31, 2024, we had other expense of $4,122,910, which consisted of a change in fair value of derivative liabilities of $ 115,296, a loss on the settlement of debt of $3,824,936 and interest expense of $413,270.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2024 and December 31, 2023

	March 31,	December 31,
	2024	2023	Change	%
Current assets	$3,018,092	$12,770	$3,005,322	23,534%
Current liabilities	$2,289,729	$7,894,129	$(5,604,400)	-71%
Working capital (deficiency)	$728,363	$(7,881,359)	$8,609,722	-109%

Current assets increased by $3,005,322, or 23,534%, to $3,018,092 as of March 31, 2024 from $12,770 as of December 31, 2023. The increase was primarily attributable to the sale of 1,400,000 units, comprised of 1,400,000 shares of common stock, Series A Warrants and Series B Warrants in our initial public offering at $4.25 per unit, for gross proceeds of $5,950,000 before underwriter fees and discounts.

Current liabilities decreased by $5,604,400, or 71%, to $2,289,729 as of March 31, 2024 from $7,894,129 as of December 31, 2023. The decrease was primarily attributable to conversion and settlement of approximately $3.7 million in convertible notes and associated $1.9 million in derivative liabilities subsequent to our initial public offering.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of March 31, 2024, we had working capital of approximately $728,000 and total cash of approximately $2.7 million. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2023 and since have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Three months Ended
	March 31,
	2024	2023	Change
Cash used in operating activities	$(2,428,570)	$(839,949)	$(1,588,621)
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$5,125,428	$218,065	$4,907,363
Cash on hand	$2,696,858	$75,742	$2,621,116

Cash Flow from Operating Activities

Three months ended March 31, 2024 and 2023

For the three months ended March 31, 2024 and 2023, we did not generate positive cash flows from operating activities. For the three months ended March 31, 2024, net cash flows used in operating activities was $2,428,570 compared to $839,949 during the three months ended March 31, 2023.

Cash flows used in operating activities for the three months ended March 31, 2024 was comprised of a net loss of $6,945,370, which was reduced by non-cash expenses of $4,175,256 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $341,544.

For the three months ended March 31, 2023, net cash flows used in operating activities was $839,949. During the three months ended March 31, 2023, we had a net loss of $2,924,966, which was reduced by non-cash expenses of $1,983,493 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $101,524.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities of $5,125,428 included $5,372,787 from the sales of common stock units, $605,000 from the sale of 605 Preferred B shares, and $30,000 from the issuance of note payable, and was offset by deferred offering costs of $24,375 and the repayment of notes payable of $55,000 and convertible notes payable of $802,984. During the three months ended March 31, 2023, net cash provided by financing activities of $218,065 included proceeds of $155,000 from the sale of 155 Preferred B shares and proceeds from related party notes payable of $65,598 and was offset by deferred offering costs of $2,533.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Going Concern

The accompanying financial statements of the Company are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued.

In accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company’s management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are issued.

Critical Accounting Policies

Our accounting policies are more fully described in our unaudited financial statements. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on our best knowledge of current and anticipated events, actual results could differ from the estimates.

We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period, due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Fair Value of Financial Instruments. The Company accounts for financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements. ASC 820 provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 – Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3 – Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The determination of fair value and the assessment of a measurement’s placement within the hierarchy requires judgment. Level 3 valuations often involve a higher degree of judgment and complexity. Level 3 valuations may require the use of various cost, market, or income valuation methodologies applied to unobservable management estimates and assumptions. Management’s assumptions could vary depending on the asset or liability valued and the valuation method used. Such assumptions could include estimates of prices, earnings, costs, actions of market participants, market factors, or the weighting of various valuation methods. The Company may also engage external advisors to assist us in determining fair value, as appropriate.

Derivative Liabilities. The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic No. 480, (“ASC 480”), “Distinguishing Liabilities from Equity” and FASB ASC Topic No. 815, (“ASC 815”) “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each reporting period, with any increase or decrease in the fair value recorded in the results of operations (other income/expense) as change in fair value of derivative liabilities. The Company uses a binomial pricing model to determine fair value of these instruments.

Beneficial Conversion Features. For instruments that are not considered liabilities under ASC 480 or ASC 815, the Company applies ASC 470-20 to convertible securities with beneficial conversion features that must be settled in stock. ASC 470-20 requires that the beneficial conversion feature be valued at the commitment date as the difference between the effective conversion price and the fair market value of the common stock (whereby the conversion price is lower than the fair market value) into which the security is convertible, multiplied by the number of shares into which the security is convertible limited to the amount of the loan. This amount is recorded as a debt discount and amortized to interest expense in the Consolidated Statements of Operations.

Debt Discount. For certain notes issued, the Company may provide the debt holder with an original issue discount. The original issue discount is recorded as a debt discount, reducing the face amount of the note, and is amortized to interest expense over the life of the debt, in the Consolidated Statements of Operations.

Research and Development. The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”).

Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Stock-based Compensation. The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options.

The fair value of stock-based compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

When determining fair value, the Company considers the following assumptions in the Black-Scholes model:

●	Exercise price,

●	Expected dividends,

●	Expected volatility,

●	Risk-free interest rate; and

●	Expected life of option

Recent Accounting Standards. Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, stockholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found the following recent accounting pronouncements issued, but not yet effective accounting pronouncements, are not expected to have a material impact on the financial statements of the Company.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year.

We do not expect the adoption of this pronouncement will have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The former employee recently filed a charge with the Equal Employment Opportunity Commission and the Fair Employment Practices Agencies (EEOC/FEPA) alleging discrimination based on sex and retaliation, among other specific allegations including disparate impact/intent and/or treatment and discrimination/harassment/retaliation based on being a female. She also claims she was subjected to a sexually hostile environment. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company’s counsel filed a position statement with the EEOC in response to the filed charge. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

You should carefully consider the risk factors discussed in our Annual Report on Form 10-K under the heading “Part I, Item 1A. Risk Factors,” which risks could materially affect our business, financial condition or future results. Such risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results or enhance the adverse impact of the risks known to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events

[*]

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOCODIA HOLDINGS CORP

Date: May 20, 2024	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Scott J. Silverman
Scott J. Silverman
(Principal Financial and Accounting Officer)