Form 10-Q
period 2024-06-30
Vocodia Holdings Corp
filed 2024-08-14
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-41963

VOCODIA HOLDINGS CORP

(Exact Name of Registrant as Specified in its Charter)

Wyoming	86-3519415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36401 Congress Avenue, Suite #160, Boca Raton, Florida 33487	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 484-5234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VHAI	CBOE BZX Exchange, Inc.
Series A Warrants	VHAI+A	CBOE BZX Exchange, Inc.
Series B Warrants	VHAI+B	CBOE BZX Exchange, Inc.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 14, 2024 the registrant had 143,269,731 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$627,847	$-
Prepaid expenses	245,080	12,770
Other current assets	1,000	-
Total Current Assets	873,927	12,770

Non-Current Assets
Property and equipment, net	22,439	23,267
Right-of-use assets	266,510	316,310
Deferred offering costs	-	4,085,726
Other assets	21,400	21,273
Total Non-Current Assets	310,349	4,446,576

TOTAL ASSETS	$1,184,276	$4,459,346

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$908,899	$1,154,684
Accrued expenses	536,440	903,849
Contract liabilities	15,950	15,950
Related party payable	77,251	76,368
Note payable	-	25,000
Convertible notes payable, net	-	3,688,566
Derivative liability	-	1,922,879
Operating lease liability, current portion	111,643	106,833
Total Current Liabilities	1,650,183	7,894,129

Non-current Liability
Operating lease liability, less current portion	175,954	232,787
Total Non-Current Liability	175,954	232,787
TOTAL LIABILITIES	1,826,137	8,126,916

Commitments and contingencies	-	-

Shareholders' Deficit
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 1,305 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.0001 par value: 476,000,000 shares authorized; 134,287,103 and 4,234,747 shares issued and outstanding, as of June 30, 2024 and December 31, 2023, respectively	13,429	423
Additional paid-in capital	98,356,842	86,839,777
Accumulated deficit	(99,012,532)	(90,508,170)
Total shareholders' deficit	(641,861)	(3,667,570)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,184,276	$4,459,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Sales, net	$75	$-	$75	$243,200
Cost of Sales	23,369	23,146	56,259	183,369
Gross profit (Loss)	(23,294)	(23,146)	(56,184)	59,831

Operating Expenses
General and administrative expenses	834,244	463,094	2,448,256	771,707
Salaries and wages	446,924	482,862	829,307	1,883,526
Research and development	328,715	334,726	1,121,890	1,057,162
Total Operating Expenses	1,609,883	1,280,682	4,399,453	3,712,395

Operating Loss	(1,633,177)	(1,303,828)	(4,455,637)	(3,652,564)

Other Income (Expense)
Other income	75,068	-	75,068	-
Change in fair value of derivative liability	-	(38,569)	115,296	(22,782)
Loss on settlement of debt	-	-	(3,824,936)	-
Interest expense	(883)	(1,073,457)	(414,153)	(1,665,474)
Total Other Income (Expense)	74,185	(1,112,026)	(4,048,725)	(1,688,256)

Loss Before Taxes	(1,558,992)	(2,415,854)	(8,504,362)	(5,340,820)

Income Taxes	-	-	-	-
Net Loss	$(1,558,992)	$(2,415,854)	$(8,504,362)	$(5,340,820)

Basic and diluted loss per common share	$(0.01)	$(0.63)	$(0.07)	$(1.43)
Weighted average number of common shares outstanding - basic and diluted	194,210,160	3,815,296	126,502,058	3,738,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of SHAREHOLDERS’ Deficit

For the Three and Six Months Ended June 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(6,945,370)	(6,945,370)
Balance, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	98,307,479	$(97,453,540)	$856,058
Common stock issued for exercise of warrants	-	-	-	-	117,095,110	11,710	49,363	-	61,073
Net loss	-	-	-	-	-	-	-	(1,558,992)	(1,558,992)
Balance, June 30, 2024	4,000,000	$400	-	$-	134,287,103	$13,429	$98,356,842	$(99,012,532)	$(641,861)

For the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	4,000,000	$400	-	$-	3,094,054	$309	$83,434,035	$(81,796,967)	$1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	158,193	16	501,991	-	502,007
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred Stock	-	-	155	-	-	-	155,000	-	155,000
Issuance common stock for settlement of debt	-	-	-	-	25,000	3	38,247	-	38,250
Net loss	-	-	-	-	-	-	-	(2,924,966)	(2,924,966)
Balance, March 31, 2023	4,000,000	$400	155	$-	3,714,747	$372	85,047,229	$(84,721,933)	$326,068
Issuance of common stock and warrants for non-employee services	-	-	-	-	149,999	14	229,485	-	229,499
Net loss	-	-	-	-	-	-	-	(2,415,854)	(2,415,854)
Balance, June 30, 2023	4,000,000	$400	155	$-	3,864,746	$386	$85,276,714	$(87,137,787)	$(1,860,287)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net Loss	$(8,504,362)	$(5,340,820)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,959	2,959
Amortization of debt issuance costs	165,082	1,339,498
Stock-based compensation	153,000	1,687,756
Convertible note default penalty	146,054	231,765
Change in fair value of derivative liability	(115,296)	22,782
Loss on settlement of debt	3,824,936	-
Settlement of accounts payable	(60,861)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(233,310)	128,908
Other assets	(127)	-
Accounts payable and accrued expenses	66,742	521,316
Contract liability	-	(195,000)
Net change in operating right-of-use lease asset and liability	(2,223)	(2,146)
Cash used in operating activities	(4,557,406)	(1,602,982)

Investing activities:
Purchase of property and equipment	(2,131)	-
Cash used in investing activities	(2,131)	-

Financing activities:
Proceeds from issuance of common stock units	5,372,787	-
Deferred offering costs	(24,375)	(27,933)
Proceeds from exercise of warrants	61,073	-
Proceeds from issuance of Series B Preferred stock	605,000	155,000
Payment of debt issuance costs	-	(50,000)
Proceeds from related party payable	883	121,049
Proceeds from notes payable	30,000	-
Repayment of notes payable	(55,000)	-
Proceeds from convertible notes payable	-	800,000
Repayment of convertible notes payable	(802,984)	-
Cash provided by financing activities	5,187,384	998,116

Change in cash and cash equivalents	627,847	(604,866)
Cash and cash equivalents, beginning balances	-	697,626
Cash and cash equivalents, ending balances	$627,847	$92,760

Supplemental cash flow information:
Cash paid for interest	$109,088	$1,776
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$505,227
Common stock cancellation	$-	$16
Series C warrants issued	$1,503,514	$-
Issuance common stock for settlement of debt	$93,298	$-
Issuance common stock for settlement of debt – related parties	$193,510	$-
Common stock issued for conversion of debt	$7,657,990	$-
Common stock issued for conversion of Series B Preferred Shares	$69	$-
Common stock issued for exercise of warrants	$12,602	$-

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $8.5 million, an accumulated deficit of approximately $99.0 million, and used cash in operations of approximately $4.6 million for the six months ended June 30, 2024 and working capital of approximately $0.8 million. In February 2024, the Company completed an Initial Public Offering (“IPO”) of its securities in which it raised $5,950,000 in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through June 30, 2024, the Company has received funding in the form of indebtedness, from the sale stock subscriptions and the sale of units in its IPO. Management may continue to raise funds to support our operations in 2024 and beyond, however it has no plans to do so at this time. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if necessary, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At June 30, 2024 and December 31, 2023, the Company had cash equivalents of $604,484 and $0, respectively.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024 was approximately $354,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (none for June 30, 2024):

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

As of June 30, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	June 30, 2024	December 31, 2023
General and administrative cash expenses	$-	$153,976
Share-based equity compensation	-	3,931,750
Total	$-	$4,085,726

For the three months ended June 30, 2024, the Company had no additional expense or deferred offering costs. For the six months ended June 30, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended June 30, 2024 and 2023, were $103,459 and $31,847, respectively. Advertising expenses for the six months ended June 30, 2024 and 2023, were $229,368 and $46,471, respectively.

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

The Company includes in basic earnings per share, common stock that is issuable for the conversion of warrants for little or no cash upon the satisfaction of certain contingent conditions. The Company has determined that the Series B and C warrants meet these conditions as of June 30, 2024, and have included 126,140,138 (126,140,138 and 88,713,943 weighted for three and six months, respectively) shares of common stock as part of our basic earnings per share, for the six months ended June 30, 2024.

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

For the three and six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive. The number of shares is outstanding shares at June 30, 2024 and 2023.

	June 30,	June, 30
	2024	2023
	Shares	Shares
Warrants	1,690,062	461,500
Convertible notes payable	-	882,533
	1,690,062	1,344,033

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	9,684
Total Property and Equipment	39,692	37,561
Less: accumulated depreciation and amortization	(17,253)	(14,294)
Property and Equipment, net	$22,439	$23,267

During the three months ended June 30, 2024 and 2023, depreciation expense relating to property and equipment was $1,480 and $1,480, respectively. During the six months ended June 30, 2024 and 2023, depreciation expense relating to property and equipment was $2,959 and $2,959, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Accounts payable	$908,899	$1,154,684

Accrued expenses - other	24.950	155,310
Insurance payable	113,847	-
Accrued payroll	397,643	401,272
Accrued interest	-	339,221
Bank overdraft	-	8,046
Accrued expenses	$536,440	$903,849

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short term lease for executive offices. Our corporate office lease has a remaining lease term of twenty-nine (29) months with no options to extend.

	Three months ended
	June 30,
	2024	2023
The components of lease expense were as follows:
Short-term lease cost	$(264)	$-
Operating lease cost	30,069	17,482
Total lease cost	$29,805	$17,482

	Six months ended
	June 30,
	2024	2023
The components of lease expense were as follows:
Short-term lease cost	$16,212	$-
Operating lease cost	60,138	47,551
Total lease cost	$76,350	$47,551

Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	$62,360	$61,124

Weighted-average remaining lease term - operating leases (year)	2.42	3.42
Weighted-average discount rate — operating leases	6.50%	6.50%

The following table outlines maturities of our lease liabilities as of June 30, 2024:

Year Ending December 31,
2024 (excluding the six months ended June 30, 2024)	$63,422
2025	128,362
2026	119,969
Thereafter	-
311,753
Less: Imputed interest	(24,156)
Operating lease liabilities	$287,597

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the three and six months ended June 30, 2024, the Company recorded interest expense of $0 and $5,000, respectively. As of June 30, 2024 and December 31, 2023, accrued interest was $0 and $5,000, respectively.

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

In connection with the issuance of the Convertible Notes, the Company issued common stock purchase warrants to the holders of the Convertible Notes (the “Warrants”). The Warrants give the holders the right, but not the obligation, to purchase shares of the Company obtained by dividing 50% of the original principal amount of the Convertible Notes by the offering price per share of common stock paid in a Liquidity Event. The exercise price of the Warrants is equal to the product of the conversion price of the Convertible Notes and 120%. The Warrants expire five (5) years from the consummation of the first Liquidity Event.

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

Convertible notes payable, net consisted of the following:

	Maturities	Stated Interest	Effective Interest	June 30,	December 31,
	(calendar year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
Total face value				-	3,853,648
Unamortized debt discount and issuance costs				-	(165,082)
Total convertible notes				-	3,688,566
Current portion of convertible notes				-	(3,688,566)
Long-term convertible notes				$-	$-

During the three months ended June 30, 2024 and 2023, the Company recorded interest expense of $0 and $1,650,357, respectively, which included amortization of debt discount of $0 and $761,705, respectively, default penalty of $0 and $231,765, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $89,133 and $1,663,699, respectively, which included amortization of debt discount of $165,082 and $1,339,498, respectively, default penalty of $146,054 and $231,765, respectively. As of June 30, 2024 and December 31, 2023, accrued interest was $0 and $339,221, respectively.

NOTE 7 – DERIVATIVE LIABILITITES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of issuance and at the IPO settlement date of February 26, 2024

The Black-Scholes model, which requires six basic data inputs: the exercise or strike price, expected term, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The current stock price is based on historical issuances. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2024:

2024
Expected exercise price	$3.32 - 8.50
Expected conversion price	2.76
Expected term	0.30 - 5.00 years
Expected average volatility	80 - 108%
Expected dividend yield	-
Risk-free interest rate	4.33 – 5.46%

For the six months ended June 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2023	$1,922,879
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Change in fair value of the derivative	(115,296)
Balance – June 30, 2024	$-

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). “Conversion Period” shall mean the period commencing on the earlier of (i) six months after the SEC declares the Company’s Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent.

As of June 30, 2024 and December 31, 2023, 4,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

As of June 30, 2024 and December 31, 2023, 0 and 1,305 shares of Series B Preferred Stock were issued and outstanding, respectively.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the six months ended June 30, 2024, the Company had the following common stock transactions:

●	1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000, from the IPO. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	126,015,810 shares issued for the cash and cashless exercise of 1,950,099 warrants for $60,370.

As of June 30, 2024 and December 31, 2023, 134,287,103 and 4,234,747 shares of common stock were issued and outstanding, respectively.

For the six months ended June 30, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

NOTE 9 – STOCK-BASED COMPENSATION

During the three months ended June 30, 2024 and 2023, stock-based compensation was recognized as follows:

	June 30,	June, 30
	2024	2023
Research and development	$-	$267,749

During the six months ended June 30, 2024 and 2023, stock-based compensation was recognized as follows:

	June 30,	June 30,
	2024	2023
Salaries and wages	$-	$918,000
Research and development and other service providers	-	769,756
Professional fees – restricted stock awards	153,000	-
	$153,000	$1,687,756

Warrants

During the six months ended June 30, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.5250 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

A summary of activity of the warrants during the year ended June 30, 2024, are as follows:

	Warrants Outstanding
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining life (years)
Outstanding, January1, 2023	361,500	$5.62	3.41
Granted	100,000	1.00	3.00
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	461,500	$5.86	2.58
Granted	3,714,976	7.21	5.00
Expired / cancelled	(103,750)	6.99	-
Exercised	(1,950,099)	8.08	-
Outstanding, June 30, 2024	2,122,627	$5.86	4.28

The intrinsic value of the warrants as of June 30, 2024 is $0. All of the outstanding warrants are exercisable as of June 30, 2024.

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

During the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation of $153,000 and $0, respectively, related to the issuance of RSAs. As of June 30, 2024 and December 31, 2023, there was $0 and $153,000 of total unrecognized expense related to non-vested awards of RSAs. The cost was fully recognized, due to the Company’s IPO being effective on February 23, 2024.

The following summary reflects changes in the shares of Common Stock Restricted Stock Awards (RSA):

Unvested Outstanding at January 1, 2024	100,000	$1.53	153,000
Granted	-		-
Vested /Released	(100,000)	1.53	(153,000)
Cancelled	-
Unvested Outstanding at June 30, 2024	-	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the three months ended June 30, 2024 and 2023, the Company incurred approximately $10,000 and $0 respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

During the six months ended June 30, 2024 and 2023, the Company incurred approximately $40,000 and $4,318, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of June 30, 2024 and December 31, 2023, the remaining note payable balance was $77,251 and $76,368, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the three months ended June 30, 2024 and 2023, 47 Capital Management LLC, an entity wholly owned by the former CFO billed the Company $0 and $32,470, respectively, and during the six months ended June 30, 2024 and 2023, 47 Capital Management LLC billed the Company $0 and $68,100 and the Company paid $20,000 and $68,100, respectively. 47 Capital Management LLC provided outsourced CFO services.

During the three months ended June 30, 2024 and 2023, Thornhill Advisory Group, Inc. (f/k/a EverAsia Financial Group), an entity majority owned by the CFO, billed the Company $52,000 and $13,250, respectively, and the company paid $52,000 and $10,000 respectively. During the six months ended June 30, 2024 and 2023, Thornhill Advisory Group, Inc billed the Company $163,457 and $13,250, respectively and the Company paid $182,000 and $10,000 respectively. Thornhill Advisory Group provided financial consulting services from May 2023 through October 2023. From November 2023 through December 2023, Thornhill Advisory Group, Inc. provided outsourced CFO services.

Related party debt conversion to common stock

In January 2024, 38,404 shares, valued at $2.00 per share, for a total value of $77,095 were issued to our CEO for settlement to related parties for accounts payable.

In January 2024, 47,584 shares, valued at $2.00 per share, for a total value of $95,165 were issued to our Chief Product Officer for settlement to related parties for accounts payable.

In January 2024, 10,625 shares, valued at $2.00 per share, for a total value of $21,250 were issued to a company owned by our CFO for settlement to related parties for accounts payable.

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

On December 20, 2023, an individual filed a putative class action lawsuit against a customer of the Company that was using the Company’s DISA’s. Shortly thereafter, the individual filed a first amended complaint (FAC) adding the Company as a party. The FAC states that Plaintiff’s phone number has been on the National Do-Not-Call Registry since 2009. Despite this, Plaintiff alleges he received two prerecorded calls from the Company on behalf of its Customer on October 10 and November 28, 2023. Based on these alleged violations, Plaintiff asserts that the Company violated the Telephone Consumer Protection Act’s (TCPA) prerecorded call provision and the South Carolina Telephone Privacy Protection Act. In response to the FAC, both the Company and its Customer filed a motion to dismiss and motion to strike the class allegations. The motions are fully briefed, but the Court has yet to issue a ruling. The parties each exchanged discovery responses. The parties agreed to attend mediation on October 15, 2024. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

ProofPositive LLC (“ProofPositive”) commenced an arbitration (“Arbitration”) before the American Arbitration Association (“AAA”) against the Company, Brian Podolak and his wife (under a pseudonym) (“Respondents”) on or about May 31, 2024. In the Arbitration, ProofPositive asserted a number of claims, including claims under the Arizona Securities Act, arising from Respondents’ alleged failure to pay sums purportedly due under a loan agreement and promissory note, an addendum and consulting agreement. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

NOTE 12 – PREPAID EXPENSE

As of June 30, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Prepaid operating expense	$68,170	$-
Prepaid insurance	164,140	-
Prepaid rent	12,770	12,770
Prepaid expenses	$245,080	$12,770

NOTE 13 – SUBSEQUENT EVENTS

As disclosed in the Company’s Form 8-K filed with the SEC on August 5, 2024, the Company entered into a Securities Purchase Agreement on August 2, 2024 (the “SPA”) with certain accredited investors (the “Purchasers”) for the sale of (i) 2,800 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”, and the closing of such sale the “Second Closing”) at a purchase price of $1,000 per share for a total of $2,800,000 and (ii) 20,000 shares of Series D Redeemable  Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock” and the closing of such sale, the “First Closing”) at a purchase price of $0.0001 per share for a total of $2.00 (the “Offering”). Further to such initial investment, the SPA contemplates additional investments for an additional $200,000.

The Series C Preferred Stock are convertible into shares of the Company’s common stock, $0.0001 per share (the “Common Stock”) subject to the terms of the Series C Certificate of Designation. The Series D Preferred Stock shall be redeemed in accordance with the redemption terms of the Series D Certificate of Designation. The SPA includes customary representations, warranties and covenants by the Company and the Purchaser, as well as conditions to closing, including that, after appearance at a hearing panel of the Cboe Global Markets, Inc. (the “CBOE”), the CBOE shall have approved the Company’s request for continued listing, subject to compliance with the minimum continued listing standards set forth in Listing Rule 14.9(e)(2) of the CBOE and compliance with the minimum bid price requirement under Listing Rule 14.9(e)(1)(B) of the CBOE.

The 20,000 shares of Series D Redeemable Preferred Stock have been issued on August 6, 2024 for $2.00.

Management evaluated all additional events subsequent to the balance sheet date through August 14, 2024, the date the condensed consolidated financial statements were available to be issued.

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

Results of Operations

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Six Months Ended
	June 30,	June 30,
	2024	2023	Change	%
Revenues	$75	$243,200	(243,125)	-100%
Cost of revenue	56,259	183,369	(127,110)	-69%
Gross profit (loss)	(56,184)	59,831	(116,015)	-194%

Operating costs and expenses:
Operating expense	4,399,453	3,712,395	687,058	19%

Other income (expenses)	(4,048,725)	(1,688,256)	(2,360,469)	140%

Net loss	$(8,504,362)	$(5,340,820)	(3,163,542)	59%

Revenue

Revenue decreased by $243,125, or 100%,, to $75 for the six months ended June 30, 2024 as compared to $243,200 for the six months ended June 30, 2023. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we only earned $75 in revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the third quarter of 2024. For the six months ended June 30, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month for total revenue of $7,950 for the period. Additionally, we earned $235,250 in integration, lead generation, and setup fees, resulting in total revenue of $243,200.

Cost of Revenue

Cost of revenue decreased by $127,110, or 69%, to $56,259 for the six months ended June 30, 2024 from $183,369 for the six months ended June 30, 2023, primarily due to the reduction of costs related to the deployment of our DISAs.

Gross profit (loss)

The decrease in our gross profit of $116,015 to a gross loss of $56,184 for the six months ended June 30, 2024 from a gross profit of $59,831 for the six months ended June 30, 2023 is primarily attributable to the suspension of DISA sales during the six months, while our server expenses continued.

Operating Expenses

	Six Months Ended
	June 30,	June 30,
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$2,448,256	$771,707	1,676,549	217%
Salaries and wages	829,307	1,883,526	(1,054,219)	-56%
Software development and other service providers	1,121,890	1,057,162	64,728	6%
Total Operating Expenses	$4,399,453	$3,712,395	687,058	19%

Operating expense increased by $687,058 or 19% to $4,399,453 for the six months ended June 30, 2024 from $3,712,395 for the six months ended June 30, 2023. This increase is primarily due to the increase in general and administrative expenses related to operating a public company and software development costs related to improving our DISA products offset by a reduction in salaries and wages and stock-based compensation expenses paid to employees and service providers.

General and Administrative Expenses increased by $1,676,549 or 217% to $2,448,256 during the six months ended June 30, 2024 from $771,707 during the six months ended June 30, 2023. The increase is primarily a result of the Company’s increased costs related to being a public company related to insurance, professional fees, and investor relations.

Salaries and wages expense decreased by $1,054,219, or 56%, to $829,307 for the six months ended June 30, 2024 from $1,883,526 for the six months ended June 30, 2023, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense increased by $64,728, or 6%, to $1,121,890 for the six months ended June 30, 2024 from $1,057,162 for the six months ended June 30, 2023, primarily related to accelerated investments in developing our next-generation AI-powered virtual agent platform. We are also incurring considerable data labeling expenses as we scale out language model training across multiple domains, industries and languages, which is essential for our virtual agents to provide highly contextualized and personalized customer experiences. Finally, we are developing advanced multimodal AI capabilities that we anticipate will intelligently interpret voice and text during customer interactions.

Total other income (expense)

During the six months ended June 30, 2024, we had other expense of $4,048,725, which consisted of other income of $75,068, a change in fair value of derivative liabilities of $115,296, a loss on the settlement of debt of $3,824,936 and interest expense of $414,153.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	June 30,	June 30,
	2024	2023	Change	%
Revenues	$75	$-	75	100%
Cost of revenue	23,369	23,146	223	1%
Gross profit (loss)	(23,294)	(23,146)	(148)	1%

Operating costs and expenses:
Operating expense	1,609,883	1,280,682	329,201	26%

Other income (expenses)	74,185	(1,112,026)	1,186,211	-107%

Net loss	$(1,558,992)	$(2,415,854)	856,862	-35%

Revenue increased by $75, or 100%, to $75 for the three months ended June 30, 2024 as compared to $0 for the three months ended June 30, 2023. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we only earned $75 in revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the third quarter of 2024.

Cost of Revenue

Cost of revenue increased by $223, or 1%, to $23,369 for the three months ended June 30, 2024 from $23,146 for the three months ended June 30, 2023, primarily due to increased cost of our cloud hosting platform.

Gross Loss

The increase in our gross loss of $148 to a gross loss of $23,294 for the three months ended June 30, 2024 from a gross loss of $23,146 for the three months ended June 30, 2023 is primarily attributable to the increased costs of our cloud server expenses.

Operating Expenses

	Three Months Ended
	June 30,	June 30,
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$834,244	$463,094	$371,150	80%
Salaries and wages	446,924	482,862	(35,938)	-7%
Software development and other service providers	328,715	334,726	(6,011)	-2%
Total Operating Expenses	$1,609,883	$1,280,682	$329,201	26%

Operating expense increased by $329,201 or 26% to $1,609,883 for the three months ended June 30, 2024 from $1,280,682 for the three months ended June 30, 2023 primarily due to the increase in general and administrative expenses related to operating a public company and software development costs related to improving our DISA products offset by a reduction in salaries and wages and stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses increased by $371,150 or 80% to $834,244 during the three months ended June 30, 2024 from $463,094 during the three months ended June 30, 2023. The increase is primarily a result of the Company’s increased costs related to being a public company related to insurance, professional fees, and investor relations.

Salaries and wages expense decreased by $35,938, or 7%, to $446,924 for the three months ended June 30, 2024 from $482,862 for the three months ended June 30, 2023, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense decreased by $6,011, or 2%, to $328,715 for the three months ended June 30, 2024 from $334,726 for the three months ended June 30, 2023, primarily related the elimination of software costs used in our technology stack.

Total other income (expense)

During the three months ended June 30, 2024, we had other income of $74,185, which consisted of dividend income of $14,207, a gain from settlement of accounts payable of $60,861, and interest expense of $883.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2024 and December 31, 2023

	June 30,	December 31,
	2024	2023	Change	%
Current assets	$873,927	$12,770	$861,157	6744%
Current liabilities	$1,650,183	$7,894,129	$(6,243,946)	-79%
Working capital (deficiency)	$(776,256)	$(7,881,359)	$7,105,103	-90%

Current assets increased by $861,157, or 6744%, to $873,927 as of June 30, 2024 from $12,770 as of December 31, 2023. The increase was primarily attributable to the sale of 1,400,000 units, comprised of 1,400,000 shares of common stock, Series A Warrants and Series B Warrants in our initial public offering at $4.25 per unit, for gross proceeds of $5,950,000 before underwriter fees and discounts offset by operating expenses.

Current liabilities decreased by $6,243,946, or 79%, to $1,650,183 as of June 30, 2024 from $7,894,129 as of December 31, 2023. The decrease was primarily attributable to conversion and settlement of approximately $3.7 million in convertible notes and associated $1.9 million in derivative liabilities, and the settlement of other trade liabilities subsequent to our initial public offering.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of June 30, 2024, we had a working capital deficiency of $776,256 and total cash of $627,847. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2023 and the six months ended June 30, 2024 have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Six months Ended
	June 30,
	2024	2023	Change
Cash used in operating activities	$(4,557,406)	$(1,602,982)	$(2,954,424)
Cash used in investing activities	$(2,131)	$-	$(2,131)
Cash provided by financing activities	$5,187,384	$998,116	$4,189,268
Cash on hand	$627,847	$92,760	$535,087

Cash Flow from Operating Activities

Six months ended June 30, 2024 and 2023

For the six months ended June 30, 2024 and 2023, we did not generate positive cash flows from operating activities. for the six months ended June 30, 2024, net cash flows used in operating activities was $4,557,406 compared to $1,602,982 during the six months ended June 30, 2023.

Cash flows used in operating activities for the six months ended June 30, 2024 was comprised of a net loss of $8,504,362, which was reduced by non-cash expenses of $4,115,874 for stock-based compensation, depreciation and amortization, convertible notes default penalties, change in fair value of derivative liabilities, loss on settlement of debts and offset by write-offs of accounts payable, and net change in working capital of $(168,918).

For the six months ended June 30, 2023, net cash flows used in operating activities was $1,602,982. During the six months ended June 30, 2023, we had a net loss of $5,340,820, which was reduced by non-cash expenses of $3,284,760 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $453,078.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, cash used by investing activities of $2,131 included $2,131 for the purchase of computer equipment. During the six months ended June 30, 2023 cash used in investing activities was $0.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities of $5,187,384 included $5,372,787 from the sales of common stock units, $605,000 from the sale of 605 Preferred B shares, and $30,000 from the issuance of note payable, $61,073 from the exercise of warrant and $883 from proceeds from related party and was offset by deferred offering costs of $24,375 and the repayment of notes payable of $55,000 and convertible notes payable of $802,984. During the six months ended June 30, 2023, net cash provided by financing activities of $998,116 included proceeds of $155,000 from the sale of 155 Preferred B shares, proceeds from related party payables of $121,049 and proceeds from convertible notes payable of $800,000 and was offset by deferred offering costs of $27,933 and the payment of debt offering costs of $50,000.

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

Recent Accounting Standards. Changes to accounting principles are established by the FASB in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Codification. We consider the applicability and impact of all ASU’s on our financial position, results of operations, shareholders’ deficit, cash flows, or presentation thereof. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found the following recent accounting pronouncements issued, but not yet effective accounting pronouncements, are not expected to have a material impact on the financial statements of the Company.

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

ProofPositive LLC (“ProofPositive”) commenced an arbitration (“Arbitration”) before the American Arbitration Association (“AAA”) against the Company, Brian Podolak and his wife (under a pseudonym) (“Respondents”) on or about May 31, 2024. In the Arbitration, ProofPositive asserted a number of claims, including claims under the Arizona Securities Act, arising from Respondents’ alleged failure to pay sums purportedly due under a loan agreement and promissory note, an addendum and consulting agreement.

The Respondents filed their answer to the demand for Arbitration on July 1, 2024, in which they denied the material allegations contained in the demand for Arbitration and asserted affirmative defenses. Also, on July 1, 2024, the Company and Mr. Podolak moved to dismiss the Arbitration on the grounds that ProofPositive failed to satisfy certain conditions precedent to its right to demand arbitration, and on the ground that the AAA has no jurisdiction over the dispute at issue in the Arbitration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Subsequent Events

As disclosed in the Company’s Form 8-K filed with the SEC on August 5, 2024, the Company entered into a Securities Purchase Agreement on August 2, 2024 (the “SPA”) with certain accredited investors (the “Purchasers”) for the sale of (i) 2,800 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”, and the closing of such sale the “Second Closing”) at a purchase price of $1,000 per share for a total of $2,800,000 and (ii) 20,000 shares of Series D Redeemable  Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock” and the closing of such sale, the “First Closing”) at a purchase price of $0.0001 per share for a total of $2.00 (the “Offering”). Further to such initial investment, the SPA contemplates additional investments for an additional $200,000.

The Series C Preferred Stock are convertible into shares of the Company’s common stock, $0.0001 per share (the “Common Stock”) subject to the terms of the Series C Certificate of Designation. The Series D Preferred Stock shall be redeemed in accordance with the redemption terms of the Series D Certificate of Designation. The SPA includes customary representations, warranties and covenants by the Company and the Purchaser, as well as conditions to closing, including that, after appearance at a hearing panel of the Cboe Global Markets, Inc. (the “CBOE”), the CBOE shall have approved the Company’s request for continued listing, subject to compliance with the minimum continued listing standards set forth in Listing Rule 14.9(e)(2) of the CBOE and compliance with the minimum bid price requirement under Listing Rule 14.9(e)(1)(B) of the CBOE.

The 20,000 shares of Series D Redeemable Preferred Stock have been issued on August 6, 2024 for $2.00.

Management evaluated all additional events subsequent to the balance sheet date through August 14, 2024, the date the condensed consolidated financial statements were available to be issued.

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

VOCODIA HOLDINGS CORP

Date: August 14, 2024	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Scott J. Silverman
Scott J. Silverman
(Principal Financial and Accounting Officer)