Form 10-Q
period 2024-09-30
Vocodia Holdings Corp
filed 2025-01-13
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-41963

VOCODIA HOLDINGS CORP

(Exact Name of Registrant as Specified in its Charter)

Wyoming	86-3519415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36401 Congress Avenue, Suite #160, Boca Raton, Florida 33487	33487
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 484-5234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VHAI	OTC Markets, Inc.
Series A Warrants	VHAIW	OTC Markets, Inc.
Series B Warrants	VHABW	OTC Markets, Inc..

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of January 13, 2025 the registrant had 300,213,026 shares of common stock, $0.0001 par value per share, outstanding.

i

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,216	$-
Accounts receivable, net	50,155	-
Prepaid expenses	157,212	12,770
Other current assets	1,000	-
Total Current Assets	209,583	12,770

Non-Current Assets
Property and equipment, net	20,499	23,267
Right-of-use assets	240,970	316,310
Deferred offering costs	-	4,085,726
Other assets	21,400	21,273
Total Non-Current Assets	282,869	4,446,576

TOTAL ASSETS	$492,452	$4,459,346

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,461,613	$1,154,684
Accrued expenses	543,732	903,849
Contract liabilities	15,950	15,950
Related party payable	77,251	76,368
Note payable	-	25,000
Convertible notes payable, net	84,881	3,688,566
Derivative liability	-	1,922,879
Operating lease liability, current portion	146,401	106,833
Total Current Liabilities	2,329,828	7,894,129

Non-current Liability
Operating lease liability, less current portion	114,119	232,787
Total Non-Current Liability	114,119	232,787
TOTAL LIABILITIES	2,443,947	8,126,916

Commitments and contingencies

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 1,305 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
Common stock, $0.0001 par value: 476,000,000 shares authorized; 229,366,391 and 4,234,747 shares issued and outstanding, as of September 30, 2024 and December 31, 2023, respectively	22,937	423
Additional paid-in capital	98,368,382	86,839,777
Accumulated deficit	(100,343,214)	(90,508,170)
Total shareholders’ equity (deficit)	(1,951,495)	(3,667,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$492,452	$4,459,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Sales, net	$50,156	$9,620	$50,231	$252,820
Cost of Sales	74,062	16,920	130,321	200,289
Gross Profit (Loss)	(23,906)	(7,300)	(80,090)	52,531

Operating Expenses
General and administrative expenses	740,010	383,555	3,188,266	1,155,262
Salaries and wages	349,731	440,688	1,179,038	2,324,214
Research and development and other service providers	217,360	139,758	1,339,250	1,196,920
Total Operating Expenses	1,307,102	964,001	5,706,554	4,676,396

Operating Loss	(1,331,008)	(971,301)	(5,786,645)	(4,623,865)

Other Income (Expense)
Other income	1,875	-	76,943	-
Change in fair value of derivative liability	-	(134,613)	115,296	(157,395)
Loss on settlement of debt	-	-	(3,824,936)	-
Interest expense	(1,550)	(702,206)	(415,703)	(2,367,680)
Total Other Income (Expense)	325	(836,819)	(4,048,400)	(2,525,075)

Loss Before Taxes	(1,330,682)	(1,808,120)	(9,835,044)	(7,148,940)

Income Taxes	-	-	-	-
Net Loss	$(1,330,682)	$(1,808,120)	$(9,835,044)	$(7,148,940)

Basic and diluted loss per common share	$(0.00)	$(0.46)	$(0.02)	$(1.77)
Weighted average number of common shares outstanding - basic and diluted	748,869,534	3,910,943	550,232,567	4,031,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three and Nine months Ended September 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(6,945,370)	(6,945,370)
Balance, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	98,307,479	$(97,453,540)	$856,058
Common stock issued for exercise of warrants	-	-	-	-	117,095,110	11,710	49,363	-	61,073
Net loss	-	-	-	-	-	-	-	(1,558,992)	(1,558,992)
Balance, June 30, 2024	4,000,000	$400	-	$-	134,287,103	$13,429	$98,356,842	$(99,012,532)	$(641,861)
Common stock issued for exercise of warrants	-	-	-	-	95,079,288	9,508	11,540	-	21,048
Net loss	-	-	-	-	-	-	-	(1,330,682)	(1,330,682)
Balance, September 30, 2024	4,000,000	$400	-	$-	229,366,391	$22,937	$98,368,382	$(100,343,214)	$(1,951,495)

For the Three and Nine months Ended September 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	4,000,000	$400	-	$-	3,094,054	$309	$83,434,035	$(81,796,967)	$1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	158,193	16	501,991	-	502,007
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred Stock	-	-	155	-	-	-	155,000	-	155,000
Issuance common stock for settlement of debt	-	-	-	-	25,000	3	38,247	-	38,250
Net loss	-	-	-	-	-	-	-	(2,924,966)	(2,924,966)
Balance, March 31, 2023	4,000,000	$400	155	$-	3,714,747	$372	85,047,229	$(84,721,933)	$326,068
Issuance of common stock and warrants for non-employee services	-	-	-	-	149,999	14	229,485	-	229,499
Net loss	-	-	-	-	-	-	-	(2,415,854)	(2,415,854)
Balance, June 30, 2023	4,000,000	$400	155	$-	3,864,746	$386	$85,276,714	$(87,137,787)	$(1,860,287)
Issuance of Series B Preferred Stock	-	-	750	-	-	-	750,000	-	750,000
Issuance common stock for settlement of legal fees	-	-	-	-	250,000	25	382,475	-	382,500
Net loss	-	-	-	-	-	-	-	(1,808,120)	(1,808,120)
Balance, September 30, 2023	4,000,000	$400	905	$-	4,114,746	$411	$86,409,189	$(88,945,907)	$(2,535,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net Loss	$(9,835,044)	$(7,148,940)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,899	4,440
Amortization of debt issuance costs	165,963	1,671,003
Stock-based compensation	153,000	1,687,756
Convertible note default penalty	146,054	485,412
Change in fair value of derivative liability	(115,296)	157,395
Loss on settlement of debt	3,824,936	-
Write-off of accounts payable	(60,861)	-
Changes in operating assets and liabilities:
Accounts receivable	(50,155)
Prepaid expenses and other assets	(145,442)	113,929
Other assets	(127)	-
Accounts payable and accrued expenses	626,748	810,355
Related party payable	-	154,010
Contract liability	-	(203,000)
Net change in operating right-of-use lease asset and liability	(3,760)	(3,620)
Cash used in operating activities	(5,289,085)	(2,271,260)

Investing activities:
Purchase of property and equipment	(2,131)	-
Cash used in investing activities	(2,131)	-

Financing activities:
Proceeds from issuance of common stock units	5,372,787	-
Deferred offering costs	(24,375)	(49,833)
Proceeds from exercise of warrants	82,121	-
Proceeds from issuance of Series B Preferred stock	605,000	905,000
Payment of debt issuance costs	-	(50,000)
Proceeds from related party payable	883	-
Proceeds from notes payable	30,000	-
Repayment of notes payable	(55,000)	-
Proceeds from convertible notes payable	84,000	800,000
Repayment of convertible notes payable	(802,984)	-
Cash provided by financing activities	5,292,432	1,605,167

Change in cash and cash equivalents	1,216	(666,093)
Cash and cash equivalents, beginning balances	-	697,626
Cash and cash equivalents, ending balances	$1,216	$31,533

Supplemental cash flow information:
Cash paid for interest	$109,088	$1,776
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$505,227
Common stock cancellation	$-	$16
Series C warrants issued	$1,503,514	$-
Issuance common stock for settlement of debt	$93,298	$-
Issuance common stock for settlement of debt - related party	$193,510	$-
Common stock issued for conversion of debt	$7,657,990	$-
Common stock issued for conversion of Series B Preferred Shares	$69	$-
Common stock issued for exercise of warrants	$22,110	$-
Common stock issued for settlement of legal fees for offering costs	$-	$382,500
Issuance common stock for services -related party, restricted stock awards (‘RSA”)	$-	$183,600

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

Going Concern

The Company’s condensed consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed consolidated financial statements, the Company had a net loss of approximately $9.8 million, an accumulated deficit of approximately $100.3 million, and used cash in operations of approximately $5.3 million for the nine months ended September 30, 2024 and working capital of approximately $2.0 million. In February 2024, the Company completed an Initial Public Offering (“IPO”) of its securities in which it raised $5,950,000 in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through September 30, 2024, the Company has received funding in the form of indebtedness, from the sale stock subscriptions and the sale of units in its IPO. Management may continue to raise funds to support our operations in 2024 and beyond, however it has no plans to do so at this time. No assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital if necessary, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiary, CFM. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At September 30, 2024 and December 31, 2023, the Company had cash equivalents of $1,216 and $0, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (none for September 30, 2024):

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

As of September 30, 2024 and December 31, 2023, deferred offering costs consisted of the following:

	September 30,	December 31,
	2024	2023
General and administrative expenses	$-	$153,976
Share-based equity compensation	-	3,931,750
	$-	$4,085,726

For the three months ended September 30, 2024, the Company had no additional expense or deferred offering costs. For the nine months ended September 30, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the three months ended September 30, 2024 and 2023, were $162,875 and $15,851, respectively. Advertising expenses for the nine months ended September 30, 2024 and 2023, were $392,243 and $62,322, respectively.

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

The Company includes in basic earnings per share, common stock that is issuable for the conversion of warrants for little or no cash upon the satisfaction of certain contingent conditions. The Company has determined that the Series B and C warrants meet these conditions as of September 30, 2024, and have included 126,140,138 (126,140,138 and 88,713,943 weighted for three and nine months, respectively) shares of common stock as part of our basic earnings per share, for the nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive. The number of shares is outstanding shares at September 30, 2024 and 2023.

	September 30,	September 30,
	2024	2023
	Shares	Shares
Warrants	1,593,553	461,500
Convertible notes payable	-	1,410,106
	1,593,553	1,871,606

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	9,684
Total Property and Equipment	39,692	37,561
Less: accumulated depreciation and amortization	(19,193)	(14,294)
Property and Equipment, net	$20,499	$23,267

During the three months ended September 30, 2024 and 2023, depreciation expense relating to property and equipment was $1,940 and $1,481, respectively. During the nine months ended September 30, 2024 and 2023, depreciation expense relating to property and equipment was $4,899 and $4,440, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accounts payable	$1,461,613	$1,154,684

Accrued expenses - other	386,750	155,310
Insurance payable	68,262	-
Accrued payroll	88,051	401,272
Accrued interest	669	339,221
Bank overdraft	-	8,046
Accounts payable and accrued expenses	$543,732	$903,849

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short term lease for executive offices. Our corporate office lease has a remaining lease term of twenty-nine (29) months with no options to extend.

	Three months ended
	September 30,
	2024	2023
The components of lease expense were as follows:
Short-term lease cost	$1,699	$-
Operating lease cost	30,069	24,772
Total lease cost	$31,768	$24,772

	Nine months ended
	September 30,
	2024	2023
The components of lease expense were as follows:
Short-term lease cost	$17,911	$-
Operating lease cost	90,207	72,323
Total lease cost	$108,118	$72,323

Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	$93,965	$92,098

Weighted-average remaining lease term - operating leases (year)	2.17	3.17
Weighted-average discount rate — operating leases	6.50%	6.50%

The following table outlines maturities of our lease liabilities as of September 30, 2024:

Year Ending December 31,
2024 (excluding the nine months ended September 30, 2024)	$31,817
2025	128,362
2026	119,969
Thereafter	-
280,148
Less: Imputed interest	(19,628)
Operating lease liabilities	$260,520

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the three and nine months ended September 30, 2024, the Company recorded interest expense of $0 and $5,000, respectively. As of September 30, 2024 and December 31, 2023, accrued interest was $0 and $5,000, respectively.

In February 2024, the Company borrowed $30,000 and repaid the note payable and accrued interest totaling $43,000.

Convertible notes payable

During the years ended December 31, 2023 and 2022, the Company issued $3,368,236 in original issue discount senior secured convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 15%, with no interest for the first nine months. The Convertible Notes mature nine (9) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

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

On September 18, 2024, entered into a Convertible Note with a principal amount of $105,300 including $15,300 debt discount at a 22% interest rate per annum. Additionally, the Company incurred legal fee reimbursement and due diligence fee amounting to $2,500 and $3,500 recognized as financing cost, respectively.

Convertible notes payable, net consisted of the following:

	Maturities	Stated Interest	Effective Interest	September 30,	December 31,
	(calendar year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	73%	105,300	-
Total face value				105,300	3,853,648
Unamortized debt discount and issuance costs				(20,419)	(165,082)
Total convertible notes				84,881	3,688,566
Current portion of convertible notes				(84,881)	(3,688,566)
Long-term convertible notes				$-	$-

During the three months ended September 30, 2024 and 2023, the Company recorded interest expense of $669 and $701,305, respectively, which included amortization of debt discount of $881 and $331,505, respectively, default penalty of $0 and $253,647, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $89,802 and $2,365,004, respectively, which included amortization of debt discount of $165,082 and $1,671,003, respectively, default penalty of $146,054 and $485,412, respectively. As of September 30, 2024 and December 31, 2023, accrued interest was $0 and $339,221, respectively.

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

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2024:

2024
Expected exercise price	$3.32 - 8.50
Expected conversion price	2.76
Expected term	0.30 - 5.00 years
Expected average volatility	80 - 108%
Expected dividend yield	-
Risk-free interest rate	4.33 – 5.46%

For the nine months ended September 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2023	$1,922,879
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Change in fair value of the derivative	(115,296)
Balance – September 30, 2024	$-

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

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). “Conversion Period” shall mean the period commencing on the earlier of (i) nine months after the SEC declares the Company’s Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent.

As of September 30, 2024 and December 31, 2023, 4,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

As of September 30, 2024 and December 31, 2023, 0 and 1,305 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Convertible Preferred Stock

On August 2, 2024, the Company issued a Certificate of Designation of Series C Convertible Preferred Stock designating 7,000 shares of its authorized and unissued preferred stock as Series C Preferred Stock with a stated value of $1,000.00 per share (the “Stated Value”). The Series C Convertible Preferred Stock sets forth the rights, preferences and limitations of the shares of Series C Preferred Stock.

The following is a summary of the terms of the Series C Preferred Stock:

●	Dividends. The holders of Series C Preferred Stock will be entitled to receive dividends, based on the Stated Value, at a rate of eight percent (8%) per annum, which dividends shall be paid by the Company out of funds legally available therefor, payable in shares of common stock or, at the option of the Company, cash on the stated value of such Series C Preferred Stock at the applicable dividend rate. Dividends on the Series C Preferred Stock shall commence accruing on the issuance date and shall be computed on the basis of a 360-day year and twelve 30-day months (with 1 year of dividends being guaranteed and deemed earned in full and payable on the first conversion date). From and after the occurrence and during the continuance of any Triggering Event the rate shall automatically be increased to twelve percent (12.0%) per annum.

●	Voting Rights. The Series C COD provides that holders of Series C Preferred Shares shall have the right to vote on all matters presented to the stockholders for approval together with the shares of Common Stock, voting together as a single class, on an “as converted” basis, other than in regards to the Exchange Limitation.

●	Liquidation. In addition, upon any liquidation, dissolution or winding-up of the Company, prior and in preference to the Common Stock, holders of Series C Preferred Stock shall be entitled to receive out of the assets available for distribution to stockholders before any amount shall be paid to the holders of any of shares of Junior Stock, but pari passu with any Parity Stock then outstanding, an amount per Preferred Share equal to the greater of (A) 120% of the Stated Value of such Preferred Share and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment

●	Conversion. The number of shares of Common Stock issuable upon conversion of any share of Series C Preferred Stock shall be determined by dividing (x) the Conversion Amount of such Preferred Share by (y) the Conversion Price (the “Conversion Rate”):

(i)	“Conversion Amount” means, with respect to each Share, as of the applicable date of determination, the sum of (1) 120% of the Stated Value plus (2) the Additional Amount thereon and any accrued and unpaid late charges with respect to such Stated Value and Additional Amount as of such date of determination.

(ii)	“Conversion Price” means, with respect to each Share, as of any Conversion Date or other date of determination, an initial price of $0.15, subject to further adjustment as provided herein. On each Reset Date, the Conversion Price shall be adjusted to equal the lower of (a) the Conversion Price then in effect (after taking into account and adjusting pursuant to Section 8(b)) and (b) 100% of the applicable Reset Price, determined as of the applicable date of determination; provided that, the Conversion Price shall not be lower than the Floor Price (as defined below). In the event that the number of Conversion Shares (as defined below) subject to a conversion would exceed the Exchange Limitation (as defined below) prior to the Exchange Limitation Date (as defined below), in aggregate with any prior conversions of the Preferred Shares or other issuances of shares of Common Stock that would be subject to the Exchange Limitation, then the Conversion Price shall not be less than the “Minimum Price” as such term is defined in Rule 14.10(i)(4) of the Rules of the BZX Exchange operated by Cboe Global Markets, Inc. (the “Minimum Price”); provided that, the Company shall, promptly following the Second Closing Date, take all corporate action necessary to call a meeting of its stockholders (the “Stockholders’ Meeting”), which shall occur not later than sixty (60) days from the Second Closing Date, for the purpose of seeking approval of the Company’s stockholders with respect to, inter alia, the issuance of all of the Preferred Shares and Conversion Shares, all as may be required by the applicable rules and regulations of the Principal Market (or any successor entity) (the “Stockholder Approval”). In connection therewith, the Company shall as soon as reasonably practicable after the Second Closing Date file with the SEC proxy materials (including a proxy statement and form of proxy) for use at the Stockholders’ Meeting and, after receiving and promptly responding to any comments of the SEC thereon, shall as soon as reasonably practicable mail such proxy materials to the stockholders of the Company. The Company will comply with Section 14(a) of the 1934 Act and the rules promulgated thereunder in relation to any proxy statement (as amended or supplemented, the “Proxy Statement”) and any form of proxy to be sent to the stockholders of the Company in connection with the Stockholders’ Meeting. The Company’s board of directors shall recommend to the Company’s stockholders that the stockholders vote in favor of the proposals for Stockholder Approval at the Stockholders’ Meeting and take all commercially reasonable action (including, without limitation, the hiring of a proxy solicitation firm of nationally recognized standing) to solicit stockholder votes in respect of the Stockholder Approval. If the Company does not obtain Stockholder Approval at the Stockholders’ Meeting, the Company shall call a meeting every ninety (90) days thereafter to seek Stockholder Approval until the date that Stockholder Approval is obtained (the “Exchange Limitation Date”). In the event that the Conversion Price on a Conversion Date would have been less than the applicable Minimum Price or Floor Price if not for the Company obtaining Stockholder Approval, then on any such Conversion Date the Stated Value shall automatically be increased by an amount equal to the product obtained by multiplying (A) the higher of (I) the highest price that the Common Stock trades at on the Trading Day immediately preceding such Conversion Date and (II) the applicable Conversion Price and (B) the difference obtained by subtracting (I) the number of shares of Common Stock delivered (or to be delivered) to the Holder on the applicable Conversion Date with respect to such conversion of Preferred Shares from (II) the quotient obtained by dividing (x) the applicable Conversion Amount that the Holder has elected to be the subject of the applicable conversion of Preferred Shares, by (y) the applicable Conversion Price. Notwithstanding anything to the contrary herein, the Conversion Price shall not be less than the Floor Price, which shall not be subject to any adjustment

●	Redemption. Upon the occurrence of a Triggering Event, each Holder shall (in addition to all other rights it may have hereunder or under applicable law) have the right, exercisable at the sole option of such Holder, to require the Company with respect to each share of Preferred Stock to redeem each share of Preferred Stock then held by such Holder for a redemption price, in cash, equal to 130% of the Stated Value plus the Additional Amount as of the Company Optional Redemption Date (the “Triggering Redemption Amount”). After the occurrence of a Triggering Event, the Dividend Rate on all of the outstanding Preferred Stock held by such Holder shall be increased to 18% per annum thereafter. The Triggering Redemption Amount, in cash or in shares of Common Stock, shall be due and payable or issuable, as the case may be, within five (5) Trading Days of the date on which the notice for the payment therefor is provided by a Holder (the “Triggering Redemption Payment Date”. At any time after the Initial Issuance Date, the Company shall have the right to redeem all or any portion of the Preferred Shares then outstanding (the “Company Optional Redemption Amount”) on the Company Optional Redemption Date (each as defined below) (a “Company Optional Redemption”). The Preferred Shares subject to redemption pursuant to this Section 11(b) shall be redeemed by the Company in cash at a price (the “Company Optional Redemption Price”) equal to 120% of the Stated Value plus the Additional Amount as of the Company Optional Redemption Date.

As of September 30, 2024 and December 31, 2023, 0 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Redeemable Preferred Stock

On August 2, 2024, the Company issued a Certificate of Designation of Series D Preferred Stock designating 20,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock with a stated value of $0.0001 per share (the “Stated Value”). The Series D Preferred Stock sets forth the rights, preferences and limitations of the shares of Series D Preferred Stock. The defined terms not otherwise defined below are as defined in the Series D Preferred Stock.

The following is a summary of the terms of the Series D Preferred Stock:

●	Dividends. Under the terms of the Series D Preferred Stock, the Company shall not pay any dividends on the Series D Preferred Stock.

●	Voting Rights. Each share of Series D Preferred Stock shall entitle the holder thereof (a) to vote exclusively with respect to the Reverse Stock Split proposal at the Company’s next stockholder meeting following the Original Issue Date (and the Series D Preferred Stock shall not be entitled to vote on any other matter except to the extent required under Title 17 of the Wyoming Statutes or provided herein) and (b) to 10,000 votes per each share of Series D Preferred Stock and shall, except as required by law, vote together with the Common Stock and any other issued and outstanding shares of preferred stock of the Company that are entitled to vote thereon, as a single class. Notwithstanding the foregoing, in addition, as long as any shares of Series D Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Holders of a majority of the then outstanding shares of the Series D Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend this Certificate of Designation, (b) amend the Articles of Incorporation or other charter documents of the Company in a manner adverse to the Holders, (c) increase the number of authorized shares of Series D Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Liquidation. In addition, upon any liquidation, dissolution or winding-up of the Company, prior and in preference to the Common Stock, the Holders shall be entitled to receive out of the assets available for distribution to stockholders an amount in cash equal to 120% of the aggregate Stated Value of all shares of Series D Preferred Stock held by such Holder

●	Redemption. On the earlier of the date on which (i) the Company obtains Stockholder Approval and (ii) the SPA is terminated prior to the Second Closing, the Company shall immediately redeem, out of funds legally available therefor, each of the Series D Preferred Stock then outstanding at a redemption price equal to the Redemption Price, without the requirement for any notice or demand or other action by any Holder or any other person or entity, provided that a Holder may, in its sole discretion, waive such right to receive payment on the date of Stockholder Approval or such termination, in whole or in part, and any such waiver shall not affect any other rights of such Holder or any other Holder hereunder. Upon receipt of full payment in cash for a complete redemption, each Holder will promptly submit to the Company such Holder’s Series D Preferred Stock certificates, if any, and such redeemed shares shall no longer be deemed to be outstanding.

As of September 30, 2024 and December 31, 2023, 0 shares of Series D Redeemable Preferred Stock were issued and outstanding.

Security purchase agreement

On August 2, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Purchasers”) for the sale of (i) 2,800 shares of Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”, and the closing of such sale the “Second Closing”) at a purchase price of $1,000 per share for a total of $2,800,000 and (ii) 20,000 shares of Series D Redeemable Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock” and the closing of such sale, the “First Closing”) at a purchase price of $0.0001 per share for a total of $2.00 (the “Offering”). Further to this initial investment, the SPA contemplates additional investments for an additional $200,000.

On September 17, 2024, pursuant to section 8 of the SPA, the Purchasers and the Company have terminated the SPA and any and all obligations therein for both the Company and the Purchasers under the SPA and any related transaction documents.

Additionally, given that the Series D Preferred Stock had already been issued to the Purchasers pursuant to section 1(b)(i) of the SPA, the Company has exercised its right pursuant to section 9 of the Certificate of Designation of the Series D Preferred Stock and the Board of Directors of the Company has approved the redemption of all of the 20,000 outstanding shares of Series D Preferred Stock for their stated value of $0.0001 per share.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended September 30, 2024, the Company had the following common stock transactions:

●	1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000, from the IPO. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	221,095,098 shares issued for the cash and cashless exercise of 2,210,119 warrants for $82,121.

As of September 30, 2024 and December 31, 2023, 229,366,391 and 4,234,747 shares of common stock were issued and outstanding, respectively.

For the nine months ended September 30, 2024, the Company recognized additional expenses of $24,375 and recorded $4,110,101 of deferred offering costs as a reduction to additional paid in capital, upon completion of the IPO.

NOTE 9 – STOCK-BASED COMPENSATION

During the three months ended September 30, 2024 and 2023, stock-based compensation was recognized as follows:

	September 30,	September 30,
	2024	2023
Research and development and other service providers	-	267,749
	$-	$267,749

During the nine months ended September 30, 2024 and 2023, stock-based compensation was recognized as follows:

	September 30,	September 30,
	2024	2023
Salaries and wages	$-	$918,000
Research and development and other service providers	-	769,756
Professional fees - related party	153,000	-
	$153,000	$1,687,756

Warrants

During the nine months ended September 30, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.5250 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

A summary of activity of the warrants during the year ended September 30, 2024, are as follows:

	Warrants Outstanding		Weighted
		Weighted Average	Average Remaining
	Number of Warrants	Exercise Price	life (years)
Outstanding, January 1, 2023	361,500	$5.62	3.41
Granted	100,000	1.00	3.00
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	461,500	$5.65	2.58
Granted	3,714,976	7.21	5.00
Expired / cancelled	(103,750)	6.99	-
Exercised	(2,210,119)	8.00	-
Outstanding, September 30, 2024	1,862,607	$5.65	3.97

The intrinsic value of the warrants as of September 30, 2024 is $0. All of the outstanding warrants are exercisable as of September 30, 2024.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation of $153,000 and $0, respectively, related to the issuance of RSAs. As of September 30, 2024 and December 31, 2023, there was $0 and $153,000 of total unrecognized expense related to non-vested awards of RSAs. The cost was fully recognized, due to the Company’s IPO being effective on February 23, 2024.

The following summary reflects changes in the shares of Common Stock Restricted Stock Awards (RSA):

Unvested Outstanding at January 1, 2024	100,000	$1.53	153,000
Granted	-		-
Vested /Released	(100,000)	1.53	(153,000)
Cancelled	-
Unvested Outstanding at September 30, 2024	-	$-	-

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the three months ended September 30, 2024 and 2023, the Company incurred approximately $10,000 and $0 respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

During the nine months ended September 30, 2024 and 2023, the Company incurred approximately $40,000 and $4,318, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of September 30, 2024 and December 31, 2023, the remaining note payable balance was $75,251 and $76,368, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the three months ended September 30, 2024 and 2023, 47 Capital Management LLC, an entity wholly owned by the former CFO billed the Company $0 and $43,197, respectively, and during the nine months ended September 30, 2024 and 2023, 47 Capital Management LLC billed the Company $0 and $111,297 and the Company paid $20,000 and $111,297, respectively. 47 Capital Management LLC provided outsourced CFO services.

During the three months ended September 30, 2024 and 2023, Thornhill Advisory Group, Inc. (f/k/a EverAsia Financial Group), an entity majority owned by the former CFO, billed the Company $134,000 and $13,250 for consulting fees, respectively, and the company paid $54,000 and $10,000 respectively. During the nine months ended September 30, 2024 and 2023, Thornhill Advisory Group, Inc billed the Company $296,000 and $13,250 for consulting fees, respectively and the Company paid $256,000 and $10,000 respectively. Thornhill Advisory Group provided financial consulting services from May 2023 through October 2023. From November 2023 through December 2023, Thornhill Advisory Group, Inc. provided outsourced CFO services.

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

The Company received correspondence in February, 2023 from an attorney representing a former customer of the Company. The correspondence contains allegations that the customer provided certain leads to the Company that were not processed by the Company according to the agreement between the Company and the customer. Further, the customer alleges that it paid for the processing of those leads and that it was entitled to a refund of a portion of its payment. The Company has requested details of which leads were not processed, however the customer has not provided those details. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. While the outcome is uncertain, the Company has accrued $15,950 and accounted for it as Unearned Revenue until the matter is resolved.

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

NOTE 12 – PREPAID EXPENSE

As of September 30, 2024 and December 31, 2023, prepaid expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Prepaid operating expense	$50,648	$-
Prepaid insurance	93,794	-
Prepaid rent	12,770	12,770
Prepaid expense	$157,212	$12,770

NOTE 13 – SUBSEQUENT EVENTS

On December 16, 2024, the Company issued a Note Payable in the amount of $40,000 bearing interest at 22% per annum and has a maturity date 180 days from the date of the Note.

On December 20, 2024, the On September 18, 2024, entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate per annum and has a maturity date of June 20, 2025.

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

Our operations include our wholly owned subsidiary, Click Fish Media, Inc. (“CFM”), which was incorporated in the State of Florida on November 26, 2019 and is an IT services provider. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was wholly acquired by the Company from Mr. Sposato per the Contribution Agreement. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was acquired by us from Mr. Sposato per the Contribution Agreement, dated August 1, 2022. In the Contribution Agreement, Mr. Sposato (“Contributor”), has contributed, assigned, transferred and delivered to us, the outstanding capital stock of CFM and we have accepted the contributed shares from the Contributor. As full consideration for the contribution, we have paid the Contributor consideration in the amount of $10.

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

On June 14, 2024, Vocodia Holdings Corp. (the “Company”) received a letter (the “Letter”) from the Listing Qualifications Department of The Cboe BZX Exchange, Inc. (“Cboe”) notifying the Company that Cboe had decided to exercise its discretionary authority pursuant to Exchange Rule 14.2 to delist the Company and suspend trading of the Company’s Common Stock (VHAI), Series A Warrants (VHAI+A) and Series B Warrants (VHAI+B) on June 24, 2024. The Letter cited that the basis for this decision is that the Company is currently not in compliance with (i) Exchange Rule 14.9(e)(1)(B) because its Common Stock did not maintain a minimum bid price of $1.00 over 30 consecutive business days and (ii) Exchange Rule 14.9(e)(2) because the Company has failed to me at least one of the following requirements: (A) stockholders’ equity of at least $2.5 million; (B) market value of listed securities of at least $35 million; or (C) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently complete fiscal years.

Pursuant to Exchange Rule 14.12(h) the Company appealed the staff’s decision, and an appeal hearing was held on August 8, 2024 before a two-member Panel (the “Panel”). On September 6, 2024, the Company received notice that the Panel rejected the Company’s appeal and determined to delist the Company’s securities. The receipt of the Panel’s decision will result in the immediate delisting of the Company’s Common Stock and Warrants on the Cboe, under the symbols “VHAI,” “VHAI+A,” and “VHAI+B”, and a Form 25-NSE will be filed with the Commission, which will remove the Company’s securities from listing and registration on Cboe. The Company did not appeal the Panel’s decision. Therefore, the trading of the Company’s Common Stock and Warrants was suspended at the close of business on September 10, 2024, and delisted from Cboe, as indicated in the Panel’s letter.

The Company’s common stock began trading under the trading symbols “VHAI,” “VHAI+A,” and VHAI+B” on the OTC Pink Market operated on the OTC Markets system effective with the open of the markets on September 11, 2024. The Company intends to apply to have its common stock quoted on the OTCQB Venture Market on the OTC Markets; however, there can be no assurances that its common stock and warrants will be approved, or will continue, to be traded on such market.

Results of Operations

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Revenues	$50,231	$252,820	(202,589)	-80%
Cost of revenue	130,321	200,289	(69,968)	-35%
Gross profit (loss)	(80,090)	52,531	(136,621)	-252%

Operating costs and expenses:
Operating expense	5,706,554	4,676,396	1,030,158	22%

Other income (expenses)	(4,048,400)	(2,525,075)	(1,523,325)	60%

Net loss	$(9,834,044)	$(7,148,940)	(2,686,104)	38%

Revenue

Revenue decreased by $202,589, or 80%, to $50,156 for the nine months ended September 30, 2024 as compared to $252,820 for the nine months ended September 30, 2023. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we only earned $50,231 in revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the first quarter of 2025. For the nine months ended September 30, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month and another paying client who subscribed to 10 DISAs at a selling price of $800 per DISA for one month for total revenue of $15,950 for the period. Additionally, we earned $236,870 in integration, lead generation, and setup fees, resulting in total revenue of $252,820.

Cost of Revenue

Cost of revenue decreased by $69,968, or 35%, to $130,321 for the nine months ended September 30, 2024 from $200,289 for the nine months ended September 30, 2023, primarily due to the reduction of costs related to the deployment of our DISAs.

Gross profit (loss)

The decrease in our gross profit of $132,621 to a gross loss of $80,090 for the nine months ended September 30, 2024 from a gross profit of $52,531 for the nine months ended September 30, 2023 is primarily attributable to the suspension of DISA sales during the nine months, while our server expenses continued.

Operating Expenses

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$3,188,266	$1,155,262	2,033,006	176%
Salaries and wages	1,179,038	2,324,214	(1,145,176)	-49%
Software development and other service providers	1,339,250	1,196,920	142,330	12%
Total Operating Expenses	$5,706,554	$4,676,396	1,030,158	22%

Operating expense increased by $1,030,158 or 22% to $5,076,555 for the nine months ended September 30, 2024 from $4,676,396 for the nine months ended September 30, 2023. This increase is primarily due to the increase in general and administrative expenses related to operating a public company and software development costs related to improving our DISA products offset by a reduction in salaries and wages and stock-based compensation expenses paid to employees and service providers.

General and Administrative Expenses increased by $2,033,004 or 176% to $3,188,266 during the nine months ended September 30, 2024 from $1,155,262 during the nine months ended September 30, 2023. The increase is primarily a result of the Company’s increased costs related to being a public company related to insurance, professional fees, and investor relations.

Salaries and wages expense decreased by $1,451.176, or 49%, to $1.179.038 for the nine months ended September 30, 2024 from $2,324,214 for the nine months ended September 30, 2023, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense increased by $142,330, or 12%, to $1,339,250 for the nine months ended September 30, 2024 from $1,196,920 for the nine months ended September 30, 2023, primarily related to accelerated investments in developing our next-generation AI-powered virtual agent platform. We are also incurring considerable data labeling expenses as we scale out language model training across multiple domains, industries and languages, which is essential for our virtual agents to provide highly contextualized and personalized customer experiences. Finally, we are developing advanced multimodal AI capabilities that we anticipate will intelligently interpret voice and text during customer interactions.

Total other income (expense)

During the nine months ended September 30, 2024, we had other expense of $4,048,400, which consisted of other income of $76,943, a change in fair value of derivative liabilities of $115,296, a loss on the settlement of debt of $3,824,936 and interest expense of $415,703.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2024	2023	Change	%
Revenues	$50,156	$9,620	40,536	421%
Cost of revenue	74,062	16,920	57,142	338%
Gross profit (loss)	(23,906)	(7,300)	(16,606)	227%

Operating costs and expenses:
Operating expense	1,307,101	964,001	343,100	36%

Other income (expenses)	325	(836,819)	837,144	-100%

Net loss	$(1,330,682)	$(1,808,120)	477,438	-26%

Revenue increased by $40,536, or 421%, to $50,156 for the three months ended September 30, 2024 as compared to $9,620 for the three months ended September 30, 2023. The increase was primarily due to the sale of advisory services. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. We anticipate launching our improved DISA product in the first quarter of 2025.

Cost of Revenue

Cost of revenue increased by $57,142, or 338%, to $74,062 for the three months ended September 30, 2024 from $16,920 for the three months ended September 30, 2023, primarily due to increased cost of our cloud hosting platform.

Gross Loss

The increase in our gross loss of $16,606 to a gross loss of $23,906 for the three months ended September 30, 2024 from a gross loss of $7,300 for the three months ended September 30, 2023 is primarily attributable to the increased costs of our cloud server expenses.

Operating Expenses

	Three Months Ended
	September 30,
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$740,010	$383,555	356,455	93%
Salaries and wages	349,731	440,688	(90,957)	-21%
Software development and other service providers	217,360	139,758	77,602	56%
Total Operating Expenses	$1,307,101	$964,001	343,100	36%

Operating expense increased by $343,100 or 36% to $1,307,101 for the three months ended September 30, 2024 from $964,001 for the three months ended September 30, 2023 primarily due to the increase in general and administrative expenses related to operating a public company and software development costs related to improving our DISA products offset by a reduction in salaries and wages and stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses increased by $356,455 or 93% to $740,010 during the three months ended September 30, 2024 from $383,555 during the three months ended September 30, 2023. The increase is primarily a result of the Company’s increased costs related to being a public company related to insurance, professional fees, and investor relations.

Salaries and wages expense decreased by $90,957, or 21%, to $349,731 for the three months ended September 30, 2024 from $440,688 for the three months ended September 30, 2023, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense increased by $77,602, or 56%, to $217,360 for the three months ended September 30, 2024 from $139,758 for the three months ended September 30, 2023, primarily related to an increase in software development costs related to improving our DISA products.

Total other income (expense)

During the three months ended September 30, 2024, we had other income of $325, which consisted of dividend income of $,1875 and interest expense of $1,550.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2024 and December 31, 2023

	September 30,	December 31,
	2024	2023	Change	%
Current assets	$209,583	$12,770	$196,813	1541%
Current liabilities	$2,329,828	$7,894,129	$(5,564,301)	-70%
Working capital (deficiency)	$(2,120,245)	$(7,881,359)	$5761,114	-73%

Current assets increased by $196,813, or 1,541%, to $209,583 as of September 30, 2024 from $12,770 as of December 31, 2023. The increase was primarily attributable to the sale of 1,400,000 units, comprised of 1,400,000 shares of common stock, Series A Warrants and Series B Warrants in our initial public offering at $4.25 per unit, for gross proceeds of $5,950,000 before underwriter fees and discounts offset by operating expenses.

Current liabilities decreased by $5,564,301, or 70%, to $2,329,828 as of September 30, 2024 from $7,894,129 as of December 31, 2023. The decrease was primarily attributable to conversion and settlement of approximately $3.7 million in convertible notes and associated $1.9 million in derivative liabilities, and the settlement of other trade liabilities subsequent to our initial public offering.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of September 30, 2024, we had a working capital deficiency of $2,038,342 and total cash of $1,344. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a decline in revenue, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2023 and the nine months ended September 30, 2024 have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Nine Months ended September 30,
	2024	2023	Change
Cash provided by / (used in) operating activities	$(5,289,085)	$(2,271,260)	$(3,017,825)
Cash provided by / (used in) investing activities	$(2,131)	$-	$(2,131)
Cash provided by / (used in) financing activities	$5,290,432	$1,605,167	$3,685,265
Cash on hand	$1,216	$31,533	$(30,317)

Cash Flow from Operating Activities

Nine months ended September 30, 2024 and 2023

For the nine months ended September 30, 2024 and 2023, we did not generate positive cash flows from operating activities. for the nine months ended September 30, 2024, net cash flows used in operating activities was $5,289,085 compared to $2,271,260 during the nine months ended September 30, 2023.

Cash flows used in operating activities for the nine months ended September 30, 2024 was comprised of a net loss of $9,835,044, which was reduced by non-cash expenses of $4,118,695 for stock-based compensation, depreciation and amortization, convertible notes default penalties, change in fair value of derivative liabilities, loss on settlement of debts and offset by write-offs of accounts payable, and net change in working capital of $347,264.

For the nine months ended September 30, 2023, net cash flows used in operating activities was $2,271,260. During the nine months ended September 30, 2023, we had a net loss of $7,148,940, which was reduced by non-cash expenses of $4,006,006 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $871,674.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, cash used by investing activities of $2,131 included $2,131 for the purchase of computer equipment. During the nine months ended September 30, 2023 cash used in investing activities was $0.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, cash provided by financing activities of $5,290,432 included $5,372,787 from the sales of common stock units, $605,000 from the sale of 605 Preferred B shares, and $30,000 from the issuance of note payable, $82,121 from the exercise of warrant and $883 from proceeds from related party and was offset by deferred offering costs of $24,375 and the repayment of notes payable of $55,000 and convertible notes payable of $802,984. During the nine months ended September 30, 2023, net cash provided by financing activities of $1,605,167 included proceeds of $905,000 from the sale of 905 Preferred B shares and proceeds from convertible notes payable of $800,000 and was offset by deferred offering costs of $49,833 and the payment of debt offering costs of $50,000.

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

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The former employee recently filed a charge with the Equal Employment Opportunity Commission and the Fair Employment Practices Agencies (EEOC/FEPA) alleging discrimination based on sex and retaliation, among other specific allegations including disparate impact/intent and/or treatment and discrimination/harassment/retaliation based on being a female. She also claims she was subjected to a sexually hostile environment. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company’s counsel filed a position statement with the EEOC in response to the filed charge. On December 9, 2024, the EEOC issued a Determination and Notice of Rights in which the EEOC dismissed all charges and stated the former employee has 90 days from the receipt of the Notice to file a lawsuit in state or federal court. The Company denies liability and intends to continue to vigorously defend any action that might subsequently be brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

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

VOCODIA HOLDINGS CORP

Date: January 13, 2025	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)