Form 10-K
period 2024-12-31
Vocodia Holdings Corp
filed 2025-04-30
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-41963

VOCODIA HOLDINGS CORP

(Exact name of registrant as specified in its charter)

Wyoming	86-3519415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7781 NW Beacon Square Blvd, Unit 102-V64 BOCA RATON, FLORIDA	33487
(Address of principal executive offices)	(Zip Code)

(561) 484-5234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VHAI	OTC Markets, Inc.
Series A Warrants	VHAIW	OTC Markets, Inc.
Series B Warrants	VHABW	OTC Markets, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☒

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $0.001 par value per share) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 28, 2024, of $0.071) is $9,391,205.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value (being the only class of its common stock), is 604,184,914 as of April 29, 2025.

VOCODIA HOLDINGS CORP

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

Our principal executive office is located at 7781 NW Beacon Square Blvd, Unit 102-V64, Boca Raton, Florida 33487. Our telephone number is (561) 484-5234. Our website address is https://vocodia.com/ and our general email is sales@vocodia.com. The information contained on our website is not incorporated by reference into this report, and you should not consider any information (nor use the same in deciding whether to purchase our common stock) contained on, or that can be accessed through, our website as part of this report.

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

Our Organizational Structure

As of the date of this report, we employ 3 personnel, all of whom are contractors, in connection with its business operations. Our organizational structure currently consists of two executive officers (the Chief Executive Officer and Chief Product Officer), we have a part-time advisor in the finance and accounting department and a part-time executive assistant.

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

Carstens, Allen & Gourley, LLP (“Carstens”) commenced an action before the Texas Civil Court against the Company on or about August 12, 2024 (“Lawsuit”). In the Lawsuit, Carstens alleges that the Company was in breach of contract by failure and refusal to pay attorneys’ fees that it owes to Carstens. The Company has entered into settlement negotiations with Carstens. In December, 2024, Carstens filed for a default judgement for the unpaid fees. The Company is negotiating with Carstens for a mutually acceptable settlement.

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

Property

We own no real property interest. The Company leases a small office that is sufficient for our current operations at a monthly rental of $995. We intend to lease additional office space as our needs require.

Employees

As of December 31, 2024, we have a total of 3 personnel, all of whom are contractors, in connection with its business operations.

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

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

Item 1C. Cybersecurity

The Audit Committee is responsible for oversight of cybersecurity risk. Our Chief Executive Officer is the member of management responsible for managing and assessing our cybersecurity practices. Our Chief Executive Officer has over 20 years’ experience as a C-Level technology executive for private and public companies. The plan for the future is that our Chief Executive Officer will report to the Audit Committee on cybersecurity on a quarterly basis. Should any cybersecurity threat or incident be detected, our senior management team would timely report such threat or incident to the Audit Committee and provide regular communications and updates throughout the incident and any subsequent investigation, in order that the impact, materiality, and reporting requirements of such incident are appropriately identified and assessed for further necessary or appropriate action to be taken.

We believe we are appropriately staffed (as supported by our outsourced IT provider) to support a healthy cybersecurity posture given our size and scope.

ITEM 2. PROPERTIES

We own no real property interest. The Company leases a small office that is sufficient for our current operations at a monthly rental of $995.  We intend to lease additional office space as our needs require.

ITEM 3. LEGAL PROCEEDINGS

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

Carstens, Allen & Gourley, LLP (“Carstens”) commenced an action before the Texas Civil Court against the Company on or about August 12, 2024 (“Lawsuit”). In the Lawsuit, Carstens alleges that the Company was in breach of contract by failure and refusal to pay attorneys’ fees that it owes to Carstens. The Company has entered into settlement negotiations with Carstens. In December, 2024, Carstens filed for a default judgement for the unpaid fees. The Company is negotiating with Carstens for a mutually acceptable settlement.

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, Series A Warrants and Series B Warrants are currently quoted on the OTC PINK tier of the OTC Markets under the symbols “VHAI,” “VHAIW” and “VHABW, respectively. Trading in OTC PINK stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the periods indicated. The information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2024
March 31, 2024	$0.080	$1.720
June 30, 2024	$0.700	$0.071
September 30, 2024	$0.077	$0.0068
December 31, 2024	$0.012	$0.0047

Year Ended December 31, 2023
March 31, 2023	$-	$-
June 30, 2023	$-	$-
September 30, 2023	$-	$-
December 31, 2023	$-	$-

On April 14, 2025, the closing price of our Common Stock was $0.0012.

Stockholders

As of April 14, 2024, we had approximately 129 stockholders of record of our common stock, not including shares held in street name.

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

We did not pay cash dividends in the years ended December 31, 2024 or 2023.

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

Unregistered Sales of Equity Securities

During the past three years, the Company has sold shares of common stock, preferred stock, warrants and convertible notes in a series of private placement transactions:

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $0 and $5,000, respectively. As of December 31, 2024 and 2023, accrued interest was $0 and $5,000, respectively.

In February 2024, the Company borrowed $30,000 and repaid the note payable and accrued interest totaling $43,000. On December 16,2024, the Company issued note payable of $40,000 to pay professional fees. The note is unsecured, due on 180 days from the date of agreement with 20% interest rate per annum. During the year ended December 31,2024, the Company recognized and accrued interest of $329.

Convertible notes payable

During the years ended December 31, 2024 and 2023, the Company issued $3,368,236 in original issue discount senior secured convertible notes (together, the “Convertible Notes”). The Convertible Notes bear interest at an annualized rate of 15%, with no interest for the first nine months. The Convertible Notes mature nine (9) months after the original issue date of the Convertible Notes, whereupon all outstanding principal and accrued interest is due to the holders of the Convertible Notes.

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

On December 20, 2024, entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate compounded monthly.

Series B Preferred Stock

During the year ended December 31, 2023, the Company issued 1,305 shares of Series B Preferred Stock for $1,305,000.

During the year ended December 31, 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock to several individuals for $605,000 and 1,910 shares of Series B Preferred Stock were converted into 691,404 shares of common stock upon the closing of the IPO.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the year ended December 31, 2023, the Company had the following common stock transactions:

●	308,192 shares and warrants issued to non-employees for services valued at $731,500.

●	600,000 shares issued for employee compensation valued at $918,000.

●	162,500 shares cancelled.

●	275,000 shares issued for settlement of legal fees recognized in deferring offering costs, valued at $420,750

●	120,000 shares issued for restricted stock awards to a company owned by our former Chief Financial Officer.

During the year ended December 31, 2024, the Company had the following common stock transactions:

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our former CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	291,941,733 shares issued for the cash and cashless exercise of 2,210,119 warrants for $82,121.

●	691.404 shares issued for conversion of 1,910 shares of Series B Preferred Stock upon the closing of the IPO.

Warrants

During the year ended December 31, 2023, the Company valued 100,000 common stock warrants granted for services with exercise price of $1.00 and the term of 3 years, as a Level 3 fair value measurement using unobservable measurements and used a Black-Scholes option pricing model. The Company determined a value of $349,000

During the year ended December 31, 2024, the Company issued warrants as follows;

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023	Change	%
Revenues	$50,078	$256,385	$(206,307)	-80%
Cost of revenue	105,954	220,777	(114,823)	-52%
Gross profit (loss)	(55,876)	35,608	(91,484)	-257%

Operating costs and expenses:
Operating expense	5,844,505	5,791,209	88,904	2%

Other income (expenses)	(4,126,710)	(2,955,602)	(1,171,108)	40%

Net loss	$(10,027,091)	$(8,711,203)	$(1,351,496)	16%

Revenue

The decrease in revenue of 80%, for the year ended December 31, 2024 to $50,078 as compared to $256,385 for the year ended December 31, 2023 was driven by a decrease in customers purchasing our DISA’s. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we only earned $50,078 in revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the second quarter of 2025. For the year ended December 31, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month and another paying client who subscribed to 10 DISAs at a selling price of $800 per DISA for one month for total revenue of $15,950 for the period. Additionally, we earned $240,435 in integration, lead generation, and setup fees, resulting in total revenue of $256,385.

Cost of Revenue

Cost of revenue decreased to $105,954for the year ended December 31, 2024 from $ 220,777 for the year ended December 31, 2023, due to the reduction in service revenue described above.

Gross Profit (Loss)

The decrease in our gross profit of $91,484 to a gross loss of $(55,876) for the year ended December 31, 2024 from a gross profit of $35,608 for the year ended December 31, 2023 is primarily attributable to a the suspension of our services as described above increased by the costs of keeping our servers online.

Operating Expenses

	Year Ended
	December 31,	Year Ended
	2024	2023	Change	%
Operating Expenses
General and administrative expenses	$3,344,858	$1,861,811	1,483,047	80%
Salaries and wages	1,146,090	2,546,023	(1,399,933)	-55%
Research and development	1,353,557	1,383,375	(29,818)	-2%
Total Operating Expenses	$5,844,505	$5,791,209	53,296	1%

Operating expense increased by $53,296 or 1% to $ 5,844,505 during the year ended December 31, 2024 from $5,791,209 during the year ended December 31, 2023. The increase is primarily due to a increase in our general and administrative expenses, offset by a reduction in salaries and wages.

General and Administrative Expenses increased by $1,483,047or 80% to $3,344,858 during the year ended December 31, 2024 from $1,861,811 during the year ended December 31, 2023. The increase is primarily due to increases in fees paid for legal costs, accounting fees, investor relations and other costs inherent in operating a public company.Salaries and wages decreased by $1,399,933 or 55% to $1,146,090 from $2,546,023 during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, salaries and wages decreased primarily due to a reduction in staffing as we scaled back our operations.

Research and development decreased by $29,818 or 2% to $1,353,557 from $1,383,375, for the years ended December 31, 2024 and 2023, respectively, which was primarily due to a reduction in our outsourced research and development team.

Total other income (expense)

During the year ended December 31, 2024, we had other expense of $4,126,710, which consisted of other income of 16,086 and an inecrease in fair value of derivative liabilities of $115,296, offset by a loss on settlement of debt of $3,824,936 and interest expense of $433,153.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2024 and December 31, 2023

	December 31,	December 31,
	2024	2023	Change	%
Current assets	$78,357	$12,770	$65,65,587	514%
Current liabilities	$2,241,525	$7,894,129	$(5,652,604)	-72%
Working capital deficiency	$(2,163,168)	$(7,881,359)	$(5,718,191)	-73%

Current assets increase by $ 65,587, or 514%, to $78,357 as of December 31, 2024 from $12,770 as of December 31, 2023. The increase is primarily attributable to an increase in prepaid expenses.

Current liabilities decreased by $5,652,604, or 72%, to $2,241,525 as of December 31, 2024 from $7,894,129 as of December 31, 2023. The decrease was primarily attributable to the decrease, , in accounts payable of $135,425, conversion of $3,546,028 in convertible notes, a decrease in derivative liability of 1,922,879, and the derecognition of the current portion of operating lease liability of 106,833, offset by a increase in related party payables of $22,612 and a note payable of $15,000.

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. We have insufficient cash flows generated from operations, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of $100,535,261 and negative working capital of $2,163,168 as of December 31, 2024. As of December 31, 2024, we had $281 of cash.

Cash Flow

	Years Ended
	December 31,
	2024	2023	Change
Cash used in operating activities	$(5,369,561)	$(2,696,328)	$(2,673,323)
Cash used in investing activities	$(2,131)	$-	$(2,131)
Cash provided by financing activities	$5,371,973	$1,998,702	$3,373,271
Cash on hand	$281	$-	$281

Cash Flow from Operating Activities

Year ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, we did not generate positive cash flows from operating activities. For the year ended December 31, 2024, net cash flows used in operating activities was $5,369,561 compared to $2,696,328 during the period ended December 31, 2023.

Cash flows used in operating activities for the year ended December 31, 2024 was comprised of a net loss of $10,027,091, which was reduced by non-cash expenses of $4,127,939 for depreciation, amortization of debt issuance costs, stock-based compensation, depreciation, convertible notes default penalties, and loss on settlement of debt offset by a write-off of accounts payable and change in fair value of derivative liabilities, and net change in working capital of $529,591.

For the year ended December 31, 2023 net cash flows used in operating activities was $2,696,328. During the period ended December 31, 2023, we had a net loss of $8,711,203, which was reduced by non-cash expenses of $4,299,730 for stock-based compensation, depreciation and amortization, convertible notes default penalties, and change in fair value of derivative liabilities, and net change in working capital of $1,715,145.

Cash Flows from Investing Activities

During the years ended December 31, 2024 and 2023, we purchased property and equipment in the amount of $2,131 and $0, respectively.

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $5,371,973 included proceeds of $5,372,787 from the sale of common stock units, 82,120 in proceeds from the exercise of warrants, 605,000 from the sale of Series B Preferred stock, proceeds of $134,000 from the issuance of convertible notes and advances from related parties of $83,209 and proceeds from notes payable of $70,000 and was offset by deferred offering costs of $24,375, and repayment of related party payable of $92,784,the repayment of notes payable of $55,000 and the repayment of convertible notes payable of $802,984. During the year ended December 31, 2023, net cash provided by financing activities of $1,998,072 included proceeds from the sale of Series B Preferred stock of $1,305,000, related party advances of $7,678 and proceeds from notes payable of 800,000 offset by deferred offering costs of $58,976, payments of debt issuance costs of $50,000 and repayments to related parties of $5,000.

Off-Balance Sheet Arrangements

At December 31, 2024, we did not have any off balance sheet arrangements that we believe have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At December 31, 2024 and December 31, 2023, the Company did not have any cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024 and 2023December 31, 2024 and 2024 was approximately $0 and $0, respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

The Company’s revenues are derived from three sources: (1) implementation fees, (2) offering its software as a service on a recurring monthly basis, and (3) generation and verification of leads. Implementation fees are charged for setting up or calibrating its software so that the AI can be used by the customer for its particular use case, and are usually a one-time cost. The Company’s contracts with customers are structured with stated prices per service performed, which are not subject to uncertainty or probability of significant reversal; thus do not represent variable consideration. The recurring monthly fees are charged for the ongoing use of the AI to continue to call/prospect for the Company’s customers, and are charged on a monthly recurring basis. The Company award discounts to its customers on a discretionary basis. Contract liabilities, amounting to $15,950 and $15,950 for the years ended December 31, 2024 and 2023, respectively, pertain to customer deposits for future services, which are expected to be performed and earned during the years ended.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$-	$-
Derivative Liability – Conversion feature	-	-	-	-
Total Liabilities	$-	$-	$-	$-

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an undiscounted basis, are less than long-lived assets carrying value. If a long-lived asset is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the long-lived asset. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

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

As at December 31, 2024 and 2023, deferred offering costs consisted of the following:

	2024	2023
General and administrative expenses	$-	$153,976
Share-based equity compensation	-	3,931,750
	$-	$4,085,726

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were $ 492,756 and $78,097, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2024 and 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The Company did not utilize any financing that required recognition of finance leases during the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2024	2023
	Shares	Shares
Warrants	1,817,852	461,500
Convertible notes payable	-	1,507,531
Total common stock equivalents	1,817,852	1,969,031

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting Topic 280, “Segment Reporting-Improvements to Reportable Segment Disclosures” which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Condensed Consolidated Financial Statements. The adoption of this ASU, on January 1, 2023, did not have a material impact on its consolidated financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2024 that are of significance or potential significance to the Company.

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

On December 20, 2024, entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate compounded monthly.

Convertible notes payable, net consisted of the following:

	Maturities	Stated	Effective
	(calendar	Interest	Interest	December 31,	December 31,
	year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	21%	105,300	-
December 2024 issuance	2025	20%	792%	60,000	-
Total face value				165,300	3,853,648
Unamortized debt discount and issuance costs				(22,762)	(165,082)
Total convertible notes				142,538	3,688,566
Current portion of convertible notes				(142,538)	(3,688,566)
Long-term convertible notes				$-	$-

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $432,824 and $2,761,631, respectively, which included amortization of debt discount of $173,619 and $1,941,999, respectively, default penalty of $146,054 and $485,412, respectively. As of December 31, 2024 and 2023, accrued interest was $10,133 and $339,221, respectively.

The Series B Preferred Stock

Effective September 27, 2023, the Company has amended the certificate of designation to authorize 3,000 preferred shares, par value $0.0001, as Series B Preferred Stock. Series B Preferred Stock has no voting rights but shall be mandatorily converted into common stock with voting rights upon the completion of our initial public offering or our change of control. The Series B Preferred Stockholders are not entitled to any dividends.

During the year ended December 31, 2023, the Company issued 1,305 shares of Series B Preferred Stock for $1,305,000.

During the year ended December 31, 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock to several individuals for $605,000 and 1,910 shares of Series B Preferred Stock were converted into 691,404 shares of common stock upon the closing of the IPO.

As of December 31, 2024 and 2023, 0 and 1,305 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls were not effective at December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As an emerging growth company experiencing rapid growth, we have worked diligently to improve processes within our company that increase risk related to transaction processing which can impact our financial reporting. We intend to implement a significant number of manual compensating controls to address this risk.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, including our President and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this Annual Report, such internal controls and procedures were not effective.

This Annual Report on Form 10-K does not include an attestation report by our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to the rules of the SEC that require our company to provide only our company’s management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Board of Directors

Our Directors serve until the earlier occurrence of the election of his successor at the next meeting of shareholders, death, resignation or removal by the Board of Directors. Officers serve at the discretion of our Board of Directors. There exist no family relationships among our officers and directors.

Code of Conduct

Our Board has adopted a new Code of Conduct applicable to our employees, directors and officers, in accordance with applicable U.S. federal securities laws. Any substantive amendments or waivers of the Code of Conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws.

Section 16(a) Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers and directors, and any persons who own more than ten percent of a registered class of the Company’s equity securities file reports of ownership and changes in ownership with the SEC. Specific dates for such filings have been established by the SEC, and the Company is required to report in this Annual Report on Form 10-K any failure to file reports in a timely manner in 2024.

Director Independence

None of our Directors is independent, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all cash compensation paid by us, as well as certain other compensation paid or accrued, for the years ended December 31, 2024 and 2023 for all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Stock awards ($)(2)	Total ($)
Brian Podolak,	2024	$273,750	$0	$273,750
Chief Executive Officer	2023	$365,000	$229,500	$594,500
James Sposato,	2024	$273,750	$0	$273,750
Chief Technology Officer(3)	2023	$365,000	$229,500	$594,500
Mark Terrill,	2024	$0	$0	$0
Former Chief Operating Officer(4)	2023	$65,625	$0	$65,625
Richard Shuster,	2024	$0	$0	$0
First Former Chief Financial Officer(5)	2023	$135,425	$0	$135,425
Scott Silverman,	2024	$356,000	$0	$356,000
Second Former Chief Financial Officer(6)	2023	$40,000	$183,600	$223,600

(1)	Salary amounts shown above are based on accrual of stock-based and annual compensation, where applicable.

(2)	The aggregate grant date fair value of the stock award was computed in accordance with FASB ASC Topic 718.

(3)	An additional stipend was granted to this executive for a car allowance. However, car allowance stipends granted to each executive did not, individually, exceed $10,000 per annum; thus, such stipends are excluded in the table above.

(4)	Mr. Terrill joined Vocodia in 2021 and served as the Company’s Chief Operating Officer until his departure on May 12, 2023.

(5)	Mr. Shuster joined Vocodia in December of 2021 and served as the Company’s Chief Financial Officer until his departure on October 31, 2023.

(6)	Mr. Silverman joined Vocodia in November 2023 and as the Company’s Chief Financial Officer until his departure on September 15, 2024 .

Employment Agreements

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

On November 2, 2023, the Company entered into a consulting agreement with Thornhill Advisory Group, Inc. (f/k/a EverAsia Financial Group), as amended, whereby Mr. Silverman has agreed to act as the Company’s Chief Financial Officer on a part-time basis and provide services that are customary of the position, effective November 1, 2023. The term of the contract is for one year from signing and expiring on November 2, 2024, at which time the contract will automatically be renewed on three-month terms until either the Company or EverAsia Financial Group terminates the agreement. In the event the Company were to terminate without cause (as defined in such consulting agreement), EverAsia Financial Group will be subject to an early termination fee, however, in the event of termination for cause, the Company shall immediately deliver payment for all expenses and fees up until the termination date.

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

Director Compensation

During the years ended December 31, 2024 and 2023, we compensated our independent directors for their service to our Company.

Name	Year	Salary ($)(1)	Stock awards ($)(2)	Total ($)
Randall Miles,	2024	$82,500	$0	$82,500
	2023	$0	$0	$0
Lourdes Felix	2024	$36,875	$0	$36,875
	2023	$0	$0	$0
Ned L. Siegel	2024	$42,000	$0	$42,000
	2023	$0	$0	$0

Additionally, our independent directors, which include Lourdes Felix, Randall Miles and Ned L. Siegel, entered into Board of Directors Agreements by and between the Company and each of the independent directors (the “Board of Director Agreements”), pursuant to which each independent director will be compensated as follows:

Lourdes Felix

For the year 2024, Lourdes Felix will be compensated in cash in the amount of $44,000. Lourdes Felix will also receive a quarterly fee of an additional $3,750 for her service as audit committee chair. Additionally, Lourdes Felix will receive 20,000 RSUs. The RSUs vest with respect to twenty five percent (25%) of the total number of RSUs (5,000) on the effective date of the registration statement of the company’s initial public offering “Effective Date”), and shall vest twenty-five (25%) thereafter every three (3) month anniversary of the Effective Date, subject to Ms. Felix’s continuous service to the Company through the applicable vesting date. Lourdes served on our Board of Directors until her departure in September 2024.

Randall Miles

For the year 2024, Randall Miles will be compensated in the amount of $120,000. Randall Miles will also receive a quarterly fee of an additional $3,000 for his service as compensation committee chair. Additionally, Randall Miles will receive 150,000 RSUs. The RSUs vest with respect to eight point thirty-three percent (8.33%) of the total number of RSUs (12,500) on the Effective Date and shall vest eight point three-three (8.33%) thereafter every three (3) month anniversary of the Effective Date until fully vested on the third (3rd) anniversary of the Effective Date, subject to Mr. Miles’ continuous service to the Company through the applicable vesting date. . Randall served on our Board of Directors until his departure in September 2024.

Ned L. Siegel

For the year 2024, Ned L. Siegel will be compensated in the amount of $44,000. Ned L. Siegel will also receive a quarterly fee of an additional $3,000 for his service as nominating and corporate governance committee chair. Additionally, Lourdes Felix will receive 20,000 RSUs. The RSUs vest with respect to twenty five percent (25%) of the total number of RSUs (5,000) on the Effective Date, and shall vest twenty-five (25%) thereafter every three (3) month anniversary of the Effective Date, subject to Mr. Siegel’s continuous service to the Company through the applicable vesting date. Ned served on our Board of Directors until his departure in November 2024.

Compensation of Non-Employee Directors

Compensation for our directors is discretionary and is reviewed from time to time by our Board. Any determinations with respect to Board compensation are made by our Board, and no such compensation awarded as of date.

Outstanding Equity Awards

There are no outstanding warrant awards held by the executive officers of the Company as of December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This table presents information about our Common Stock’s beneficial ownership as of April 15, 2025, for (i) each named executive officer and director; (ii) all named executive officers and directors as a group; and (iii) each other stockholder known to us owning more than 5% of our outstanding Common Stock.

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

Name	Common Stock	Percentage of Outstanding Common Stock	Percentage of Voting Power
Directors and Executive Officers
Brian Podolak(1)	1,241,700	0.0021%	0.0021%
James Sposato(2)	1,140,756	0.0019%	0.0019%
Total for Directors and Executive Officers:	2,382,456	0.0040%	0.0040%

(1)	Includes 150,000 shares of Common Stock held by The Brian Podolak Irrevocable Trust of which Brian Podolak is a beneficiary.

(2)	Includes 150,000 shares of Common Stock held by The Sposato Family Revocable Trust of which James Sposato is a beneficiary.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Under Item 404 of Regulation S-K, we are required to describe  any transaction, since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000 or one percent of the average of the smaller reporting company’s total assets at year end for the last two completed fiscal years, with a related person. A related person under Item 404 of Regulation S-K includes:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2024 and 2023, we engaged Pipara & Co. and Rosenberg Rich Baker Berman, P.A. as our independent registered accounting firms, respectively. For the years ended December 31, 2024 and 2023, we incurred fees, as discussed below:

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$30,000	$135,000
Audit-Related Fees (1)	25,000	25,000
Tax Fees	-	-
All Other Fees	-	-
Total	$160,000	$160,000

(1)	Fees incurred in conjunction with consents for various registration statements filed during the 2024 and 2023 fiscal years.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form S-1/A filed on February 13, 2024
3.1.1	Amendment to the Articles of Incorporation, dated October 21, 2022	Filed as Exhibit 3.1.1 to Form S-1/A filed on February 13, 2024
3.2	Certificate of Amendment to the Articles of Incorporation, dated January 27, 2023	Filed as Exhibit 3.2 to Form S-1/A filed on February 13, 2024
3.3	Bylaws	Filed as Exhibit 3.3 to Form S-1/A filed on February 13, 2024
3.4	Articles of Amendment to Certificate of Incorporation, dated August 29, 2022	Filed as Exhibit 3.4 to Form S-1/A filed on February 13, 2024
3.5	Articles of Amendment to Certificate of Incorporation, dated August 6, 2021	Filed as Exhibit 3.5 to Form S-1/A filed on February 13, 2024
4.1	Q3 2021 Vocodia Subscription Purchase Agreement, $5,000,000	Filed as Exhibit 4.2 to Form S-1/A filed on February 13, 2024
4.2	Q2 2021 Vocodia Subscription Purchase Agreement, $1,150,000	Filed as Exhibit 4.3 to Form S-1/A filed on February 13, 2024
4.3	CFM Contribution Agreement	Filed as Exhibit 4.4 to Form S-1/A filed on February 13, 2024
4.4	Q4 2022 Emmis Securities Purchase Agreement	Filed as Exhibit 4.5 to Form S-1/A filed on February 13, 2024
4.5	Q4 2022 Emmis 15% Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.6 to Form S-1/A filed on February 13, 2024
4.6	Q4 2022 Emmis Registration Rights Agreement	Filed as Exhibit 4.7 to Form S-1/A filed on February 13, 2024
4.7	Form of Restricted Stock Units Agreement	Filed as Exhibit 4.8 to Form S-1/A filed on February 13, 2024
4.8	Series B Preferred Stock Purchase Agreement	Filed as Exhibit 4.9 to Form S-1/A filed on February 13, 2024
4.8	Warrant issued to Exchange Listing, LLC	Filed as Exhibit 4.10 to Form S-1/A filed on February 13, 2024
4.9	Q1 2023 Cavalry Investment Fund LP Securities Purchase Agreement	Filed as Exhibit 4.11 to Form S-1/A filed on February 13, 2024
4.10	Q1 2023 Cavalry Investment Fund LP Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.12 to Form S-1/A filed on February 13, 2024
4.11	Q1 2023 Cavalry Investment Fund LP Registration Rights Agreement	Filed as Exhibit 4.13 to Form S-1/A filed on February 13, 2024
4.12	Q1 2023 Cavalry Investment Fund LP Form of Warrant	Filed as Exhibit 4.14 to Form S-1/A filed on February 13, 2024
4.13	Q1 2023 Evergreen Securities Purchase Agreement	Filed as Exhibit 4.15 to Form S-1/A filed on February 13, 2024
4.14	Q1 2023 Evergreen Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.16 to Form S-1/A filed on February 13, 2024
4.15	Q1 2023 Evergreen Securities Registration Rights Agreement	Filed as Exhibit 4.17 to Form S-1/A filed on February 13, 2024
4.16	Q1 2023 Evergreen Securities Form of Warrant	Filed as Exhibit 4.18 to Form S-1/A filed on February 13, 2024
10.1	Bill of Sale and Assignment	Filed as Exhibit 10.1 to Form S-1/A filed on February 13, 2024
10.2	Commercial Lease	Filed as Exhibit 10.2 to Form S-1/A filed on February 13, 2024
10.3†	Executive Employment Agreement for Mark Terrill, COO of Vocodia Holdings Corp	Filed as Exhibit 10.3 to Form S-1 filed on January 31, 2023
10.4†	Form of Independent Director Compensation Agreement for Lourdes Felix	Filed as Exhibit 10.4 to Form S-1/A filed on February 13, 2024

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.5†	Form of Independent Director Compensation Agreement for Randall Miles	Filed as Exhibit 10.5 to Form S-1/A filed on February 13, 2024
10.6†	Form of Independent Director Compensation Agreement for Ned L. Siegel	Filed as Exhibit 10.6 to Form S-1/A filed on February 13, 2024
10.7†	Capital Market Advisory Agreement by and between Vocodia Holdings Corp and Exchange Listing, LLC dated March 21, 2022	Filed as Exhibit 10.7 to Form S-1/A filed on February 13, 2024
10.8†	Executive Employment Agreement for Brian Podolak, CEO of Vocodia Holdings Corp	Filed as Exhibit 10.8 to Form S-1/A filed on February 13, 2024
10.9†	Executive Employment Agreement for James Sposato, CTO of Vocodia Holdings Corp	Filed as Exhibit 10.9 to Form S-1/A filed on February 13, 2024
10.10	Form of Extension Letter for the 2022 Convertible Notes and 2023 Convertible Notes	Filed as Exhibit 10.10 to Form S-1/A filed on February 13, 2024
10.11	EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.11 to Form S-1/A filed on February 13, 2024
10.12	Amendment to EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.12 to Form S-1/A filed on February 13, 2024
14.1	Code of Ethics and Business Standards	Filed as Exhibit 14.1 to Form S-1/A filed on February 13, 2024
21.1	List of Subsidiaries	Filed as Exhibit 21.1 to Form S-1/A filed on February 13, 2024
23.1	Consent of independent registered public accounting firm	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	*
32.1	Section 1350 Certification of the Chief Executive Officer	**
32.2	Section 1350 Certification of the Chief Financial Officer	**
99.1	Audit Committee Charter	Filed as Exhibit 99.6 to Form S-1/A filed on February 13, 2024
99.2	Compensation Committee Charter	Filed as Exhibit 99.7 to Form S-1/A filed on February 13, 2024
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.8 to Form S-1/A filed on February 13, 2024
99.4	Clawback Policy	Filed as Exhibit 99.9 to Form S-1/A filed on February 13, 2024
99.5	Whistleblower Policy	Filed as Exhibit 99.10 to Form S-1/A filed on February 13, 2024
101	Interactive Data Files	***
101.INS	Inline XBRL Instance Document	***
101.SCH	Inline XBRL Schema Document	***
101.CAL	Inline XBRL Calculation Linkbase Document	***
101.DEF	Inline XBRL Definition Linkbase Document	***
101.LAB	Inline XBRL Label Linkbase Document	***
101.PRE	Inline XBRL Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Vocodia Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on April 29, 2025.

VOCODIA HOLDINGS CORP

By:	/s/ Brian Podolak
Name:	Brian Podolak
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Podolak
Brian Podolak	Chief Executive Officer and Director	April 29, 2025

/s/ James Sposato
James Sposato	Chief Technology Officer and Director	April 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Vocodia Holdings Corp. (VHAI)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vocodia Holdings Corp. (VHAI) (the “Company”) as of December 31, 2024, the related statements of operations, stockholders’ equity, and cash flows, for the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of at December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has a significant accumulated deficit, operates out of a shared business location, and currently has no employees. Furthermore, the Company continues to experience negative cash flows from operations. The Company’s ability to continue as a going concern is dependent upon its capacity to raise additional capital through equity or debt financing. However, there is no assurance that such funding will be available from external sources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date the financial statements are issued. Management’s plans to address these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Corporate Office:	Mumbai Office:	New York Office:	Delhi Office:	Dubai Office:	Singapore Office:
“Pipara Corporate	#3, 13th floor, Tradelink,	1270, Ave of Americas,	Green Park Desq Work,	1011, B-Block,	3 Shenton Way,
House”	‘E’ Wing, A - Block,	Rockefeller Center, FL7,	Gate No. 1, 49/1 Yusuf Sarai,	Mazaya Centre,	Shenton House,
Near Bandhan Bank Ltd.,	Kamala Mills, Senapati	New York – 10020,	Nr. Green Park Metro	Sheikh Zayed Rd -	# 08 – 09A,
Netaji Marg, Law Garden,	Bapat Marg, Lower Parel,	USA	station, Delhi - 110016	Al Wasl - Dubai -	Singapore -
Ahmedabad - 380006	Mumbai - 400013	+1 (646) 387 - 2034		UAE	068805
T: + 91 79 40 370370	E: pipara@pipara.com	naman@pipara.com	Chintan.jain@pipara.com	info@pipara.com	www.pipara.com

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

Critical Audit Matters

Critical audit matters are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex auditor judgment.

We determined that there are no critical audit matters to communicate.

Other Matters

●	We are not engaged to audit the Company’s internal control over financial reporting. As part of our audit, we considered the Company’s internal control over financial reporting as a basis for designing our audit procedures, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

●	We draw attention to the changes in the Company’s governance structure during calendar year 2024. The following individuals resigned from their designated executive or board positions:

○	Scott J. Silverman – Chief Financial Officer

○	Lourdes Felix – Independent Director

○	Randall Miles – Independent Director

○	Ned L. Siegel – Independent Director

As of the date of this report, the Audit Committee is no longer constituted, and the Board of Directors is composed solely of Mr. Brian Podolak (Chief Executive Officer) and Mr. James Sposato (Chief Technology Officer).

●	The financial statements of Vocodia Holdings Corp. (VHAI) for the year ended December 31, 2023, were audited by another independent registered public accounting firm, who expressed an unqualified opinion on those financial statements in their report dated April 16, 2024.

Our opinion is not modified in respect of this matter.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2025. Place: Delhi, India

Date: April 29, 2025

Rosenberg Rich Baker Berman, P.A.	www.rrbb.com

265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● Phone 908-231-1000 ● Fax 908-231-6894
111 Dunnell Road, Suite 100 ● Maplewood, NJ 07040 ● Phone 973-763-6363 ● Fax 973-763-4430

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Pipara & Co LLP.

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

Rosenberg Rich Baker Berman, P.A.

To the Board of Directors and Stockholders of
Vocodia Holdings Corp.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We served as the Company’s auditor from 2023 to 2025.

Somerset, New Jersey

April 16, 2024

Vocodia Holdings Corp

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$281	$-
Prepaid expenses	77,076	12,770
Other current assets	1,000	-
Total Current Assets	78,357	12,770

Non-Current Assets
Property and equipment, net	18,912	23,267
Right-of-use assets	-	316,310
Deferred offering costs	-	4,085,726
Other assets	713	21,273
Total Non-Current Assets	19,625	4,446,576

TOTAL ASSETS	$97,982	$4,459,346

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,944,057	$2,058,533
Contract liabilities	15,950	15,950
Related party payable	98,980	76,368
Note payable	40,000	25,000
Convertible notes payable, net	142,538	3,688,566
Derivative liability	-	1,922,879
Operating lease liability, current portion	-	106,833
Total Current Liabilities	2,241,525	7,894,129

Non-current Liability
Operating lease liability, less current portion	-	232,787
Total Non-Current Liability	-	232,787
TOTAL LIABILITIES	2,241,525	8,126,916

Commitments and contingencies	-	-

Shareholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 1,305 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively
Common stock, $0.0001 par value: 14,976,000,000 shares authorized; 300,213,026 and 4,234,747 shares issued and outstanding, as of December 31, 2024 and 2023, respectively	30,021	423
Additional paid-in capital	98,361,297	86,839,777
Accumulated deficit	(100,535,261)	(90,508,170)
Total shareholders’ deficit	(2,143,543)	(3,667,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$97,982	$4,459,346

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Operations

	Years Ended
	December 31,
	2024	2023

Sales, net	$50,078	$256,385
Cost of Sales	105,954	220,777
Gross Profit (Loss)	(55,876)	35,608

Operating Expenses
General and administrative expenses	3,344,858	1,861,811
Salaries and wages	1,146,090	2,546,023
Research and development and other service providers	1,353,557	1,383,375
Total Operating Expenses	5,844,505	5,791,209

Operating Loss	(5,900,381)	(5,755,601)

Other Income (Expense)
Other income	16,083	-
Change in fair value of derivative liability	115,296	(186,294)
Loss on settlement of debt	(3,824,936)
Interest expense	(433,153)	(2,769,308)
Total Other Expense	(4,126,710)	(2,955,602)

Loss Before Taxes	(10,027,091)	(8,711,203)

Income Taxes	-	-
Net Loss	$(10,027,091)	$(8,711,203)

Basic and diluted loss per common share	$(0.02)	$(2.24)
Weighted average number of common shares outstanding - basic and diluted	634,640,861	3,897,075

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Shares		Series B Preferred Shares		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	4,000,000	$400	-	$-	3,094,054	$309	$83,434,035	$(81,796,967)	$1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	308,193	31	731,475	-	731,506
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred stock	-	-	1,305	-	-	-	1,305,000	-	1,305,000
Issuance common stock for settlement of debt	-	-	-	-	275,000	27	420,723	-	420,750
Issuance common stock for restricted stock award	-	-	-	-	120,000	12	30,588	-	30,600
Net loss	-	-	-	-	-	-	-	(8,711,203)	(8,711,203)
Balance, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	291,941,733	29,194	52,926	-	82,120
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(10,027,091)	(10,027,091)
Balance, December 31, 2024	4,000,000	$400	-	$-	300,213,026	$30,021	$98,361,297	$(100,535,261)	$(2,143,543)

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2024	2023
Operating activities:
Net Loss	$(10,027,091)	$(8,711,203)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,486	5,919
Amortization of debt issuance costs	173,620	1,941,999
Stock-based compensation	153,000	1,680,106
Convertible note default penalty	146,054	485,412
Change in fair value of derivative liability	(115,296)	186,294
Loss on settlement of debt	3,824,936	-
Write-off of accounts payable	(60,861)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(65,306)	161,687
Other assets	20,560	(2,967)
Accounts payable and accrued expenses	597,647	1,746,490
Contract liability	-	(187,050)
Net change in operating right-of-use lease asset and liability	(23,310)	(3,015)
Cash used in operating activities	(5,369,561)	(2,696,328)

Investing activities:
Purchase of property and equipment	(2,131)	-
Cash used in investing activities	(2,131)	-

Financing activities:
Proceeds from issuance of common stock units	5,372,787	-
Deferred offering costs	(24,375)	(58,976)
Proceeds from exercise of warrants	82,120	-
Proceeds from issuance of Series B Preferred stock	605,000	1,305,000
Payment of debt issuance costs	-	(50,000)
Repayment to related party payable	(92,784)	(5,000)
Proceeds from related party payable	83,209	7,678
Proceeds from notes payable	70,000	-
Repayment of notes payable	(55,000)	-
Proceeds from convertible notes payable	134,000	800,000
Repayment of convertible notes payable	(802,984)	-
Cash provided by financing activities	5,371,973	1,998,702

Change in cash and cash equivalents	281	(697,626)
Cash and cash equivalents, beginning balances	-	697,626
Cash and cash equivalents, ending balances	$281	$-

Supplemental cash flow information:
Cash paid for interest	$109,088	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$505,227
Common stock cancellation	$-	$16
Series C warrants issued	$1,503,514	$-
Issuance common stock for settlement of debt	$93,298	$-
Issuance common stock for settlement of debt - related party	$193,510	$-
Common stock issued for conversion of debt	$7,657,990	$-
Common stock issued for conversion of Series B Preferred Shares	$69	$-
Common stock issued for exercise of warrants	$29,194	$-
Common stock issued for settlement of legal fees for offering costs	$-	$420,750

See accompanying notes to consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company had a net loss of approximately $10.03 million, an accumulated deficit of $100.5 million, and used cash in operations of approximately $5.4 million for the year ended December 31, 2024 and negative working capital of $2.1 million. In February 2024, the Company completed an Initial Public Offering of its securities in which it raised $5.95 million in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through December 31, 2024, the Company has received funding in the form of indebtedness and from the sale stock subscriptions. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2024 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At December 31, 2024 and 2023, the Company did not have any cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024 and 2023 was approximately $0 and $0 respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (non for December 31,2024) see Note 7:

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment at least annually, and more frequently if circumstances warrant. Impairment is determined to exist when estimated amounts recoverable through future cash flows from operations on an undiscounted basis, are less than long-lived assets carrying value. If a long-lived asset is determined to be impaired, it is written down to its estimated fair value to the extent that the carrying amount exceeds the fair value of the long-lived asset. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, deferred offering costs consisted of the following:

	December 31,	December 31,
	2024	2023
General and administrative expenses	$-	$153,976
Share-based equity compensation	-	3,931,750
	$-	$4,085,726

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2024, and 2023 were $398,753 and $78,097, respectively.

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

Income Taxes

The Company accounts for income tax under the provisions of ASC 740, Income Taxes. The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2024 and 2023, the Company had no liabilities for uncertain tax positions. The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company’s tax years subject to examination by tax authorities generally remain open for three (3) years from the date of filing.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The Company did not utilize any financing that required recognition of finance leases during the years ended December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2024	2023
	Shares	Shares
Warrants	1,817,852	461,500
Convertible notes payable	-	1,507,531
Total common stock equivalents	1,817,852	1,969,031

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting Topic 280, “Segment Reporting-Improvements to Reportable Segment Disclosures” which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Condensed Consolidated Financial Statements.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2024 that are of significance or potential significance to the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	9,684
Total Property and Equipment	39,692	37,561
Less: accumulated depreciation and amortization	(20,780)	(14,294)
Property and Equipment, net	$18,912	$23,267

During the years ended December 31, 2024 and 2023, depreciation and amortization expense relating to property and equipment was $6,486 and $5,919, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Accounts payable	$1,546,845	$1,154,685
Accrued expenses	386,750	556,582
Accrued interest	10,462	339,221
Bank overdraft	-	8,046
Accounts payable and accrued expenses	$1,944,057	$2,058,533

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short term lease for executive offices. Our corporate office lease has a remaining lease term of thirty-five (35) months with no options to extend. The Company moved out from the premises in December 15, 2024.

	Years Ended
	December 31,
	2024	2023
The components of lease expense were as follows:
Short-term lease	$378	$22,047
Long-term lease	110,252	120,275
Operating lease cost	$110,630	$142,322

Supplemental cash flow information related to leases was as follows:
Cash paid for operating cash flows from operating leases	$115,177	$123,278
Right -of-use assets obtained upon acquisition	$-	$-

Weighted-average remaining lease term - operating leases (year)	-	2.92
Weighted-average discount rate — operating leases	-%	6.50%

The Company moved out from the premises on December 31,2024, our lease liabilities was nil as of December 31, 2024.

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $0 and $5,000, respectively. As of December 31, 2024 and 2023, accrued interest was $0 and $5,000, respectively.

In February 2024, the Company borrowed $30,000 and repaid the note payable and accrued interest totaling $43,000.

On December 16,2024, the Company issued note payable of $40,000 to pay professional fees. The note is unsecured, due on 180 days from the date of agreement with 20% interest rate per annum. During the year ended December 31,2024, the Company recognized and accrued interest of $329.

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

On December 20, 2024, entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate compounded monthly.

Convertible notes payable, net consisted of the following:

		Stated	Effective
	Maturities	Interest	Interest	December 31,	December 31,
	(calendar year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	21%	105,300	-
December 2024 issuance	2025	20%	792%	60,000	-
Total face value				165,300	3,853,648
Unamortized debt discount and issuance costs				(22,762)	(165,082)
Total convertible notes				142,538	3,688,566
Current portion of convertible notes				(142,538)	(3,688,566)
Long-term convertible notes				$-	$-

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $432,824 and $2,761,631, respectively, which included amortization of debt discount of $173,619 and $1,941,999, respectively, default penalty of $146,054 and $485,412, respectively. As of December 31, 2024 and 2023, accrued interest was $10,133 and $339,221, respectively.

NOTE 7 – DERIVATIVE LIABILITITES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of issuance date, at the IPO settlement date of February 26, 2024 and as of December 31,2024.

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

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024 and 2023:

	2024	2023
Expected exercise price	$3.32 - 8.50	$3.32 - $4.88
Stock price	$2.76	$2.76 – $4.06
Expected term	0.30 - 5.00 years	0.33 – 5.00 years
Expected average volatility	80% - 108%	108% - 131%
Expected dividend yield	-	-
Risk-free interest rate	4.33% - 5.46%	3.84% - 5.60%
Expected IPO Price (*)	-	$4.25 - $6.25

*	In 2024, the Company used actual IPO price.

For the year ended December 31, 2024 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2022	$1,231,358
Addition of new derivatives recognized as debt discount - warrants	463,410
Addition of new derivatives recognized as debt discount - conversion feature	41,817
Change in fair value of the derivative	186,294
Balance - December 31, 2023	$1,922,879
Addition of new derivatives recognized as debt discount - warrants	-
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Change in fair value of the derivative	(115,296)
Balance - December 31, 2024	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Capital Stock

Effective February 28, 2025, the Company amended its articles of incorporation to increase the number of authorized common shares to 15,000,000,000.

The Company has authorized 15,000,000,000 shares of common stock with a par value of $0.0001 per share and 24,000,000 shares of Preferred Stock with a par value of $0.0001 per share. The Company shall have the authority to issue the shares of Preferred Stock in one or more series with such rights, preferences and designations as determined by the Board of Directors of the Company.

Series A Preferred Stock

Effective February 24, 2025, the Company amended the Designation of the Series A Preferred Stock to restore voting rights previously eliminated. Pursuant to the amendment, Holders of the Series A Preferred Stock shall have the right to vote on any matters brought before the stockholders of the Company for a vote as a single class. Each share of Series A Preferred Stock shall have the equivalent voting power of 10,000 shares of Company Common Stock.

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

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). “Conversion Period” shall mean the period commencing on the earlier of (i) six months after the SEC declares the Company’s Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent. The conversion right of the Series A Shareholders shall become valid and in force when the SEC declares the Company’s Registration Statement on Form S-1 No. 333- 269489 effective

As of December 31, 2024 and 2023, 4,000,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

Series B Preferred Stock

Effective September 27, 2023, the Company has amended the certificate of designation to authorize 3,000 preferred shares, par value $0.0001, as Series B Preferred Stock. Series B Preferred Stock has no voting rights but shall be mandatorily converted into common stock with voting rights upon the completion of our initial public offering or our change of control. The Series B Preferred Stockholders are not entitled to any dividends.

During the year ended December 31, 2023, the Company issued 1,305 shares of Series B Preferred Stock for $1,305,000.

During the year ended December 31, 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock to several individuals for $605,000 and 1,910 shares of Series B Preferred Stock were converted into 691,404 shares of common stock upon the closing of the IPO.

As of December 31, 2024 and 2023, 0 and 1,305 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

As of December 31, 2024 and 2023, 0 shares of Series C Convertible Preferred Stock were issued and outstanding.

Series D Redeemable Preferred Stock

On August 2,2024, the Company issued a Certificate of Designation of Series D Preferred Stock designating 20,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock with a stated value of $0.0001 per share (the “Stated Value”). The Series D Preferred Stock sets forth the rights, preferences and limitations of the shares of Series D Preferred Stock. The defined terms not otherwise defined below are as defined in the Series D Preferred Stock.

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

As of December 31, 2024 and 2023, 0 shares of Series D Redeemable Preferred Stock were issued and outstanding.

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

During the year ended December 31, 2023, the Company had the following common stock transactions:

●	308,192 shares and warrants issued to non-employees for services valued at $731,500.

●	600,000 shares issued for employee compensation valued at $918,000.

●	162,500 shares cancelled.

●	275,000 shares issued for settlement of legal fees recognized in deferring offering costs, valued at $420,750

●	120,000 shares issued for restricted stock awards to a company owned by our Chief Financial Officer.

During the year ended December 31, 2024, the Company had the following common stock transactions:

●	1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000, from the IPO. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	291,941,733 shares issued for the cash and cashless exercise of 2,210,119 warrants for $82,121.

●	691,404 shares issued for conversion of 1,910 shares of Series B Preferred Stock upon the closing of the IPO.

As of December 31, 2024 and 2023, 300,213,026 and 4,234,747 shares of common stock were issued and outstanding, respectively.

NOTE 9 – STOCK-BASED COMPENSATION

During the years ended December 31, 2024 and 2023, stock-based compensation was recognized as follows:

	December 31	December 31
	2024	2023
Salaries and wages	$-	$918,000
Research and development and other service providers	-	731,506
General and administrative expenses - related party	-	30,600
Professional fess -related party	153,000	-
Total	$153,000	$1,680,106

The Company valued compensation expenses to employees based on fair value of common stock using a weighted average price of shares issued to unrelated parties for cash and compensation multiplied by the number of shares issued to the employees.

Warrants

During the year ended December 31, 2023, the Company valued 100,000 common stock warrants granted for services with exercise price of $1.00 and the term of 3 years, as a Level 3 fair value measurement using unobservable measurements and used a Black-Scholes option pricing model. The Company determined a value of $349,000

During the year ended December 31, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.53 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

A summary of activity of the warrants during the year ended December 31, 2024 and 2023, are as follows:

	Warrants Outstanding		Weighted
		Weighted	Average
	Number of Warrants	Average Exercise Price	Remaining life (years)
Outstanding, January 1, 2023	361,500	$5.62	3.41
Granted	100,000	1.00	3.00
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	461,500	$5.58	2.58
Granted	3,714,976	7.21	5.00
Expired / cancelled	(103,750)	6.99	-
Exercised	(2,254,874)	8.01	-
Outstanding, December 31, 2024	1,817,852	$5.58	3.71

The intrinsic value of the warrants as of December 31, 2024 is $0. All of the outstanding warrants are exercisable as of December 31, 2024.

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

Restricted Stock Awards

On November 2, 2023, the Company issued 120,000 restricted stock awards (“RSAs”) representing 120,000 shares of common stock to Thornhill Advisory Group, Inc, (f/k/a EverAsia Financial Group. Inc), a company owned by our Chief Financial Officer. RSAs issued in connection with the 2022 Plan shall be subject to a twelve-month vesting period, whereas 10,000 shares shall vest upon the first of every month. However, should the Company successfully complete an initial public offering of its common shares on any stock exchange in the United States of America, 100% of the then unvested RSAs shall immediately vest upon the completion of the IPO.

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation of $153,000 and $30,600, respectively, related to the issuance of RSAs. As of December 31, 2024 and 2023, there was $0 and $153,000 of total unrecognized expense related to non-vested awards of RSAs. The cost was fully recognized, due to the Company’s IPO being effective on February 23, 2024.

The total intrinsic value of awards released during 2023 was $0, as our common stock is not publicly traded.

The following summary reflects changes in the shares of Common Stock Restricted Stock Awards (RSA):

Weighted
Average
		Granted Date	Amortization
	Shares	Fair Value	Cost
Unvested Outstanding at December 31, 2023	100,000	$1.53	$153,000
Granted	-		-
Vested /Released	(100,000)	1.53	(153,000)
Cancelled	-
Unvested Outstanding at December 31, 2024	-	$-	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the years ended December 31, 2024 and 2023, the Company incurred approximately $40,000 and $4,318, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of December 31, 2024 and 2023, the remaining note payable balance was $77,251 and $76,368, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the years ended December 31, 2024 and 2023, 47 Capital Management LLC, an entity wholly owned by the former CFO, billed the Company $0 and $121,596 and the Company paid $20,000 and $88,399, respectively. 47 Capital Management LLC provide outsourced CFO services.

During the year ended December 31, 2024 and 2023, Thornhill Advisory Group, Inc., an entity majority owned by the former CFO, billed the Company $297,457 and $86,200, respectively and the Company paid $278,696 and $50,020 respectively. Thornhill Advisory Group provided financial consulting services from May 2023 through October 2023. From November 2023 through December 2024, Thornhill Advisory Group, Inc. provided outsourced CFO services.

Related party debt conversion to common stock

In January 2024, 38,404 shares, valued at $2.00 per share, for a total value of $76,807 were issued to our CEO for settlement to related parties for accounts payable.

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

The Company received a letter dated August 28, 2023, from an attorney hired on behalf of a former employee of the Company. This former employee offered her resignation, which was accepted on July 12, 2023. This letter contains allegations that the former employee was sexually harassed and terminated wrongfully by the Company. The Company is of the opinion that allegations in this letter lack merit. The Company has reported this matter to its insurance carrier and outside counsel has been engaged. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. In December 2023 the former employee’s attorney requested that the parties attend mediation, however a date for said mediation has not been determined. In December 2024, the EEOC dismissed the case.

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

Carstens, Allen & Gourley, LLP (“Carstens”) commenced an action before the Texas Civil Court against the Company on or about August 12, 2024 (“Lawsuit”). In the Lawsuit, Carstens alleges that the Company was in breach of contract by failure and refusal to pay attorneys’ fees that it owes to Carstens. The Company has entered into settlement negotiations with Carstens. In December, 2024, Carstens filed for a default judgement for the unpaid fees. The Company is negotiating with Carstens for a mutually acceptable settlement.

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

NOTE 12 – INCOME TAXES

Components of income tax expense (benefit) are as follows for the years ended December 31, 2024, and 2023:

	2024	2023
Current tax expense:
Current Income Tax Expense - federal	$-	$-
Current Income Tax Expense - state	-	-
Total	$-	$-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets
Net Operating loss Carryforward	$4,853,245	$3,308,651
Capital Loss Carryover	295,299	295,299
Net Lease Liability	-	5,908
Stock Compensation	18,632,030	18,593,252
Software Development Costs	315,521	337,968
Total Deferred tax assets	$24,096,095	$22,541,078

Deferred Tax liabilities:
Depreciation	$(4,793)	$(5,897)
Total Deferred tax liabilities	$(4,793)	$(5,897)

Less: valuation allowance	$(24,091,302)	$(22,535,181)
Net deferred tax assets	$-	$-

The Company will have approximately $19.2 and $13.1 million of gross net operating loss carry-forwards at December 31, 2024 and 2023, respectively. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024 and 2023, respectively, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2024 and 2023. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company’s federal and state income tax returns remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2024	2023
Federal statutory income tax at 21%	21.00%	21.00%
State income taxes, net of federal benefits	4.35%	3.55%
Permanent Differences	(9.74)%	(5.13)%
Impact of tax rate change	0.00%	2.34%
Prior period adjustment	0.00%	1.96%
Application of a full valuation allowance	(15.61)%	(23.72)%
Provision for income taxes	-	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 14 – PREPAID EXPENSE

As of December 31, 2024 and 2023, prepaid expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Prepaid operating expense	$53,627	$-
Prepaid insurance	23,449	-
Prepaid rent	-	12,770
Prepaid expense	$77,076	$12,770

NOTE 15 – SEGMENT REPORT

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment – being a provider of conversational artificial intelligence technology.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

Convertible Notes

On January 16,2025, the Company amended the convertible note agreement dated December 20,2024 (Note 6) by increasing the principal amount from $60,000 to $96,000 and debt discount of $10,000 to $16,000 at a 20% interest rate compounded monthly with maturity date of June 20,2025. The Company obtained the additional amened principal of $36,000 (including $6,000 debt discount) in amount of $30,000 on January 1,2015.

In March, 2025, the Company entered into a Convertible Note with a principal amount of $56,000 at a 12% interest rate and a maturity date in 180 days from the date of issue.

In March, 2025, entered into a Convertible Note with a principal amount of $30,000 including $5,000 debt discount at a 15% interest rate and a maturity date 9 months from the date of issue.

In March, 2025, entered into a Convertible Note with a principal amount of $285,714.29 including $85,714.29 debt discount at a 10% interest rate and a maturity date 9 months from the date of issue.

In March, 2025, entered into a Convertible Note with a principal amount of $30,000 including $5,000 debt discount at a 15% interest rate and a maturity date 9 months from the date of issue.

Legal Matters

In March, 2025, Berkowitz Pollack & Brant Advisors filed a lawsuit against the Company for unpaid professional fees in the amount of $48,057.

In April 2025, the Company settled a lawsuit previously filed against the Company by Carstens Allen and Gourley. The Company agreed to pay Carstens the total sum of $160,000 in 13 payments. Upon signing the settlement, Carstens filed with the courts to dismiss the lawsuit.