Form 10-K/A
period 2024-12-31
Vocodia Holdings Corp
filed 2025-05-01
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

VOCODIA HOLDINGS CORP

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

Explanatory Note		ii
PART IV		1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1
ITEM 16.	FORM 10-K SUMMARY	1

SIGNATURES		3

EXHIBIT INDEX		1

INDEX TO FINANCIAL STATEMENTS		F-1

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

i

Explanatory Note

On April 30, 2025, Vocodia Holdings Corp filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). Vocodia Holdings Corp is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) because it inadvertently filed the report with draft consent and opinion letters from its auditor. Additionally, the filing date was inadvertently not updated to April 30, 2025 from an earlier draft that indicated a filing date of April 29, 2025. This Form 10-K/A amends Part IV, Items 16 and Exhibit 23.1 of the Original Form 10-K, to update the information previously filed in error from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. The Exhibit 23.1 Consent of independent registered public accounting firm referenced in Item 16. EXHIBITS of the Original Form 10-K to the incorporation by reference of Original Form 10-K is hereby replaced. Unless the context otherwise requires or we specifically indicate otherwise, references in this Form 10-K/A to “we,” “us,” “our,” “our Company” and “the Company” refer to Vocodia Holdings Corp

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the principal executive officer and principal financial officer of Vocodia Holdings Corp are filed as exhibits to this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

ii

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules are set forth under Part II, Item 8 of this report.

(b) Exhibits

See the Exhibit Index immediately preceding the signature page of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form S-1/A filed on February 13, 2024
3.1.1	Amendment to the Articles of Incorporation, dated October 21, 2022	Filed as Exhibit 3.1.1 to Form S-1/A filed on February 13, 2024
3.2	Certificate of Amendment to the Articles of Incorporation, dated January 27, 2023	Filed as Exhibit 3.2 to Form S-1/A filed on February 13, 2024
3.3	Bylaws	Filed as Exhibit 3.3 to Form S-1/A filed on February 13, 2024
3.4	Articles of Amendment to Certificate of Incorporation, dated August 29, 2022	Filed as Exhibit 3.4 to Form S-1/A filed on February 13, 2024
3.5	Articles of Amendment to Certificate of Incorporation, dated August 6, 2021	Filed as Exhibit 3.5 to Form S-1/A filed on February 13, 2024
4.1	Q3 2021 Vocodia Subscription Purchase Agreement, $5,000,000	Filed as Exhibit 4.2 to Form S-1/A filed on February 13, 2024
4.2	Q2 2021 Vocodia Subscription Purchase Agreement, $1,150,000	Filed as Exhibit 4.3 to Form S-1/A filed on February 13, 2024
4.3	CFM Contribution Agreement	Filed as Exhibit 4.4 to Form S-1/A filed on February 13, 2024
4.4	Q4 2022 Emmis Securities Purchase Agreement	Filed as Exhibit 4.5 to Form S-1/A filed on February 13, 2024
4.5	Q4 2022 Emmis 15% Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.6 to Form S-1/A filed on February 13, 2024
4.6	Q4 2022 Emmis Registration Rights Agreement	Filed as Exhibit 4.7 to Form S-1/A filed on February 13, 2024
4.7	Form of Restricted Stock Units Agreement	Filed as Exhibit 4.8 to Form S-1/A filed on February 13, 2024
4.8	Series B Preferred Stock Purchase Agreement	Filed as Exhibit 4.9 to Form S-1/A filed on February 13, 2024
4.8	Warrant issued to Exchange Listing, LLC	Filed as Exhibit 4.10 to Form S-1/A filed on February 13, 2024
4.9	Q1 2023 Cavalry Investment Fund LP Securities Purchase Agreement	Filed as Exhibit 4.11 to Form S-1/A filed on February 13, 2024
4.10	Q1 2023 Cavalry Investment Fund LP Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.12 to Form S-1/A filed on February 13, 2024
4.11	Q1 2023 Cavalry Investment Fund LP Registration Rights Agreement	Filed as Exhibit 4.13 to Form S-1/A filed on February 13, 2024
4.12	Q1 2023 Cavalry Investment Fund LP Form of Warrant	Filed as Exhibit 4.14 to Form S-1/A filed on February 13, 2024
4.13	Q1 2023 Evergreen Securities Purchase Agreement	Filed as Exhibit 4.15 to Form S-1/A filed on February 13, 2024
4.14	Q1 2023 Evergreen Original Issue Discount Senior Secured Convertible Note	Filed as Exhibit 4.16 to Form S-1/A filed on February 13, 2024
4.15	Q1 2023 Evergreen Securities Registration Rights Agreement	Filed as Exhibit 4.17 to Form S-1/A filed on February 13, 2024
4.16	Q1 2023 Evergreen Securities Form of Warrant	Filed as Exhibit 4.18 to Form S-1/A filed on February 13, 2024
10.1	Bill of Sale and Assignment	Filed as Exhibit 10.1 to Form S-1/A filed on February 13, 2024
10.2	Commercial Lease	Filed as Exhibit 10.2 to Form S-1/A filed on February 13, 2024
10.3†	Executive Employment Agreement for Mark Terrill, COO of Vocodia Holdings Corp	Filed as Exhibit 10.3 to Form S-1 filed on January 31, 2023

3

Exhibit No.	Description	Previously Filed and Incorporated by Reference Herein
10.4†	Form of Independent Director Compensation Agreement for Lourdes Felix	Filed as Exhibit 10.4 to Form S-1/A filed on February 13, 2024
10.5†	Form of Independent Director Compensation Agreement for Randall Miles	Filed as Exhibit 10.5 to Form S-1/A filed on February 13, 2024
10.6†	Form of Independent Director Compensation Agreement for Ned L. Siegel	Filed as Exhibit 10.6 to Form S-1/A filed on February 13, 2024
10.7†	Capital Market Advisory Agreement by and between Vocodia Holdings Corp and Exchange Listing, LLC dated March 21, 2022	Filed as Exhibit 10.7 to Form S-1/A filed on February 13, 2024
10.8†	Executive Employment Agreement for Brian Podolak, CEO of Vocodia Holdings Corp	Filed as Exhibit 10.8 to Form S-1/A filed on February 13, 2024
10.9†	Executive Employment Agreement for James Sposato, CTO of Vocodia Holdings Corp	Filed as Exhibit 10.9 to Form S-1/A filed on February 13, 2024
10.10	Form of Extension Letter for the 2022 Convertible Notes and 2023 Convertible Notes	Filed as Exhibit 10.10 to Form S-1/A filed on February 13, 2024
10.11	EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.11 to Form S-1/A filed on February 13, 2024
10.12	Amendment to EverAsia Financial Advisory Services Agreement	Filed as Exhibit 10.12 to Form S-1/A filed on February 13, 2024
14.1	Code of Ethics and Business Standards	Filed as Exhibit 14.1 to Form S-1/A filed on February 13, 2024
21.1	List of Subsidiaries	Filed as Exhibit 21.1 to Form S-1/A filed on February 13, 2024
23.1	Consent of independent registered public accounting firm	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Previously Filed
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Previously Filed
32.1	Section 1350 Certification of the Chief Executive Officer	Previously Filed
32.2	Section 1350 Certification of the Chief Financial Officer	Previously Filed
99.1	Audit Committee Charter	Filed as Exhibit 99.6 to Form S-1/A filed on February 13, 2024
99.2	Compensation Committee Charter	Filed as Exhibit 99.7 to Form S-1/A filed on February 13, 2024
99.3	Nominating and Corporate Governance Committee Charter	Filed as Exhibit 99.8 to Form S-1/A filed on February 13, 2024
99.4	Clawback Policy	Filed as Exhibit 99.9 to Form S-1/A filed on February 13, 2024
99.5	Whistleblower Policy	Filed as Exhibit 99.10 to Form S-1/A filed on February 13, 2024
101	Interactive Data Files	***
101.INS	Inline XBRL Instance Document	***
101.SCH	Inline XBRL Schema Document	***
101.CAL	Inline XBRL Calculation Linkbase Document	***
101.DEF	Inline XBRL Definition Linkbase Document	***
101.LAB	Inline XBRL Label Linkbase Document	***
101.PRE	Inline XBRL Presentation Linkbase Document	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Furnished herewith and not to be incorporated by reference into any filing of Vocodia Holdings Corp. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K.
***	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
†	Management contract or compensatory plan.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on April 30, 2025.

VOCODIA HOLDINGS CORP

By:	/s/ Brian Podolak
Name:	Brian Podolak
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Podolak
Brian Podolak	Chief Executive Officer and Director	April 30, 2025

/s/ James Sposato
James Sposato	Chief Technology Officer and Director	April 30, 2025

5

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

Corporate Office:	Mumbai Office:	New York Office:	Delhi Office:	Dubai Office:	Singapore Office:
“Pipara Corporate House”	#3, 13th floor, Tradelink,	1270, Ave of Americas,	Green Park Desq Work,	1011, B-Block,	3 Shenton Way,
Near Bandhan Bank Ltd.,	‘E’ Wing, A - Block,	Rockefeller Center, FL7,	Gate No. 1, 49/1 Yusuf Sarai,	Mazaya Centre,	Shenton House,
Netaji Marg, Law Garden,	Kamala Mills, Senapati	New York - 10020,	Nr. Green Park Metro	Sheikh Zayed Rd -	# 08 – 09A,
Ahmedabad - 380006	Bapat Marg, Lower Parel, Mumbai - 400013	USA +1 (646) 387 - 2034	station, Delhi - 110016	Al Wasl - Dubai - UAE	Singapore - 068805
T: + 91 79 40 370370	E: pipara@pipara.com	naman@pipara.com	Chintan.jain@pipara.com	info@pipara.com	www.pipara.com

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

/s/ Pipara & Co LLP

We have served as the Company’s auditor since 2025.

Place: Delhi, India

Date: April 30, 2025

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

Convertible notes payable, net consisted of the following:

	Maturities (calendar year)	Stated Interest Rate	Effective Interest Rate	December 31, 2024	December 31, 2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	21%	105,300	-
December 2024 issuance	2025	20%	792%	60,000	-
Total face value				165,300	3,853,648
Unamortized debt discount and issuance costs				(22,762)	(165,082)
Total convertible notes				142,538	3,688,566
Current portion of convertible notes				(142,538)	(3,688,566)
Long-term convertible notes				$-	$-

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

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024 and 2023:

	2024	2023
Expected exercise price	$3.32 - 8.50	$3.32 - $4.88
Stock price	$2.76	$2.76 - $4.06
Expected term	0.30 - 5.00 years	0.33 - 5.00 years
Expected average volatility	80% - 108%	108% - 131%
Expected dividend yield	-	-
Risk-free interest rate	4.33% - 5.46%	3.84% - 5.60%
Expected IPO Price (*)	-	$4.25 - $6.25

*	In 2024, the Company used actual IPO price.

For the year ended December 31, 2024 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2022	$1,231,358
Addition of new derivatives recognized as debt discount - warrants	463,410
Addition of new derivatives recognized as debt discount - conversion feature	41,817
Change in fair value of the derivative	186,294
Balance - December 31, 2023	$1,922,879
Addition of new derivatives recognized as debt discount - warrants	-
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Change in fair value of the derivative	(115,296)
Balance - December 31, 2024	$-

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