Form 10-K/A
period 2024-12-31
Vocodia Holdings Corp
filed 2025-06-18
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 2 to Form 10-K

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value (being the only class of its common stock), is 1,187,114,474 as of June 16, 2025.

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

i

Explanatory Note

Vocodia Holdings Corp (the “Company,” “we,” “us,” “our” and other similar terms) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on April 31, 2025 and amended on May 1, 2025 (the “Amended Form 10-K”), to restate its financial statements, including the notes thereto, for the year ended December 31, 2024 contained in the Amended Form 10-K, and to update the Report of Independent Registered Public Accounting Firm prepared by Pipara & Company LLP (“Pipara”) included in the Amended Form 10-K, and to make certain other changes as described herein. This Amendment is being filed due to the discovery of a misclassified transaction which occurred in the 4th Quarter of 2024, including application of proceeds from a convertible note payable as a reduction in accounts receivable, resulting in an understatement of Accounts Receivable and an understatement of Convertible Notes Payable, Accrued Interest Payable, Interest Expense and Debt Discount.

The following items have been amended to reflect the above-referenced amendments:

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part IV, Item 15. Exhibits and Financial Statement Schedules.

The Company’s Principal Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

The restated and re-audited financial statements update and revise items in our financial statements and footnotes to the financial statements, including adjusting certain errors, omissions or changes in accounting policies, including (i) reclassifying proceeds received as Convertible Note payable from Accounts Receivable; and (ii) correcting the accounting for debt and equity issuance costs.

Except as described above, no other portion of the Amended Form 10-K is being amended and this Amendment does not reflect any events occurring after the filing of the Form 10-K.

The net effect of the adjustments on the consolidated statements of operations was to increase net loss by $71,992 and $0 and loss per share, basic and diluted, by $0 and $0 for the years ended December 31, 2024 and 2023, respectively, as set forth below.

	Year ended
	December 31, 2024
	As Filed	Adjustment	As restated
Other Income (Expense)
Change in fair value of derivative liability	$115,296	$(55,509)	$59,787
Interest expense	(433,153)	(16,483)	(449,636)
Total Other Income (Expense)	(4,126,710)	(71,992)	(4,198,702)

Loss Before Taxes	(10,027,091)	(71,992)	(10,099,083)
Net Loss	$(10,027,091)	$(71,992)	$(10,099,083)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	634,640,861	(83,302,665)	551,338,196

ii

The decrease to stockholder’s equity from the adjustments as of December 31, 2024 and 2023 is $71,820 and $0, respectively, as set forth below (in thousands, except percentages).

	December 31, 2024
	As Filed	Adjustment	As restated
ASSETS
Current Assets
Accounts receivable, net	$-	$50,000	$50,000
Other current assets	78,357	50,000	128,357
Total Current Assets	$78,357	$50,000	$128,357

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,944,057	$1,150	$1,945,207
Convertible notes payable, net	142,538	15,333	157,871
Derivative liability	-	105,337	105,337
Total Current Liabilities	2,241,525	121,820	2,363,345

Shareholders’ Equity (Deficit)
Additional paid-in capital	98,361,297	172	98,361,469
Accumulated deficit	(100,535,261)	(71,992)	(100,607,253)
Total shareholders’ deficit	$(2,143,543)	$(71,820)	$(2,215,363)

The decrease to Cash used in operating activities from the adjustments as of December 31, 2024 and 2023 is $(50,000) and $0, respectively, and the change to cash provided by financing activities from the adjustments as of December 31, 2024 and 2023 is $50,000 and $0, respectively, as set forth below (in thousands, except percentages).

	Year ended
	December 31, 2024
	As Filed	Adjustment	As restated
Operating activities:
Net Loss	$(10,027,091)	$(71,992)	$(10,099,083)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt issuance costs	173,620	15,333	188,953
Convertible note default penalty	146,054	-	146,054
Change in fair value of derivative liability	(115,296)	55,509	(59,787)
Changes in operating assets and liabilities:
Accounts receivable	-	(50,000)	(50,000)
Accounts payable and accrued expenses	597,647	1,150	598,797
Cash used in operating activities	(5,369,561)	(50,000)	(5,419,561)

Financing activities:
Proceeds from convertible notes payable	134,000	50,000	184,000
Cash provided by financing activities	5,371,973	50,000	5,421,973

Non-Cash Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$49,828	$49,828
Warrants issued in conjunction with convertible debt	$-	$172	$172

iii

PART II

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023	Change	%
Revenues	$50,078	$256,385	$(206,307)	-80%
Cost of revenue	105,954	220,777	(114,823)	-52%
Gross profit (loss)	(55,876)	35,608	(91,484)	-257%

Operating costs and expenses:
Operating expense	5,844,505	5,791,209	88,904	2%

Other income (expenses)	(4,198,702)	(2,955,602)	(1,243,100)	42%

Net loss	$(10,009,083)	$(8,711,203)	$(1,423,488)	16%

Revenue

The decrease in revenue of 100%, for the year ended December 31, 2024 to $50,078 as compared to $256,385 for the year ended December 31, 2023 was driven by a decrease in customers purchasing our DISA’s. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. As a result, we only earned $50,078 in revenue from integration, lead generation, and setup fees. We anticipate launching our improved DISA product in the third quarter of 2025. For the year ended December 31, 2023, we had 1 paying client who subscribed to 10 DISAs at a selling price of $795 per DISA for one month and another paying client who subscribed to 10 DISAs at a selling price of $800 per DISA for one month for total revenue of $15,950 for the period. Additionally, we earned $240,435 in integration, lead generation, and setup fees, resulting in total revenue of $256,385.

Cost of Revenue

Cost of revenue decreased to $105,954for the year ended December 31, 2024 from $ 220,777 for the year ended December 31, 2023, due to the reduction in service revenue described above.

Gross Profit (Loss)

The decrease in our gross profit of $141,484 to a gross loss of $(55,876) for the year ended December 31, 2024 from a gross profit of $35,608 for the year ended December 31, 2023 is primarily attributable to a the suspension of our services as described above increased by the costs of keeping our servers online.

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

General and Administrative Expenses increased by $1,483,047or 80% to $3,344,858 during the year ended December 31, 2024 from $1,861,811 during the year ended December 31, 2023. The increase is primarily due to increases in fees paid for legal costs, accounting fees, investor relations and other costs inherent in operating a public company. Salaries and wages decreased by $1,399,933 or 55% to $1,146,090 from $2,546,023 during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, salaries and wages decreased primarily due to a reduction in staffing as we scaled back our operations.

Research and development decreased by $29,818 or 2% to $1,353,557 from $1,383,375, for the years ended December 31, 2024 and 2023, respectively, which was primarily due to a reduction in our outsourced research and development team.

Total other income (expense)

During the year ended December 31, 2024, we had other expense of $4,198,702, which consisted of other income of $16,083 and an increase in fair value of derivative liabilities of $59,787, offset by a loss on settlement of debt of $3,824,936 and interest expense of $449,636.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2024 and December 31, 2023

	December 31,	December 31,
	2024	2023	Change	%
Current assets	$128,357	$12,770	$115,587	904%
Current liabilities	$2,363,345	$7,894,129	$(5,530,784)	-70%
Working capital deficiency	$(2,234,988)	$(7,881,359)	$5,596,371	-72%

Current assets increase by $115,587, or 904%, to $78,357 as of December 31, 2024 from $12,770 as of December 31, 2023. The increase is primarily attributable to an increase in accounts receivables and prepaid expenses.

Current liabilities decreased by $5,530,784, or 70%, to $2,363,345 as of December 31, 2024 from $7,894,129 as of December 31, 2023. The decrease was primarily attributable to the decrease in accounts payable of $113,326, conversion of $3,530,695 in convertible notes, a decrease in derivative liability of $1,817,542, and the derecognition of the current portion of operating lease liability of 106,833, offset by a increase in related party payables of $22,612 and a note payable of $15,000.

Liquidity is the ability of a company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. We have insufficient cash flows generated from operations, so we are currently dependent on debt financing and sale of equity to fund operations.

We had an accumulated deficit of $100,607,253 and negative working capital of $2,234,988 as of December 31, 2024. As of December 31, 2024, we had $281 of cash.

Cash Flow

	Years Ended
	December 31,
	2024	2023	Change
Cash used in operating activities	$(5,419,561)	$(2,696,328)	$(2,652,216)
Cash used in investing activities	$(2,131)	$-	$(2,131)
Cash provided by financing activities	$5,421,973	$1,998,702	$3,352,254
Cash on hand	$281	$-	$281

Cash Flow from Operating Activities

Year ended December 31, 2024 and 2023

For the years ended December 31, 2024 and 2023, we did not generate positive cash flows from operating activities. For the year ended December 31, 2024, net cash flows used in operating activities was $5,419,561 compared to $2,696,328 during the period ended December 31, 2023.

Cash flows used in operating activities for the year ended December 31, 2024 was comprised of a net loss of $10,149,083, which was reduced by non-cash expenses of $4,198,781 for depreciation, amortization of debt issuance costs, stock-based compensation, depreciation, convertible notes default penalties, and loss on settlement of debt offset by a write-off of accounts payable and change in fair value of derivative liabilities, and net change in working capital of $530,741.

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

Cash Flows from Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $5,421,973 included proceeds of $5,372,787 from the sale of common stock units, $82,120 in proceeds from the exercise of warrants, $605,000 from the sale of Series B Preferred stock, proceeds of $184,000 from the issuance of convertible notes and advances from related parties of $83,209 and proceeds from notes payable of $70,000 and was offset by deferred offering costs of $24,375, and repayment of related party payable of $92,784,the repayment of notes payable of $55,000 and the repayment of convertible notes payable of $802,984. During the year ended December 31, 2023, net cash provided by financing activities of $1,998,072 included proceeds from the sale of Series B Preferred stock of $1,305,000, related party advances of $7,678 and proceeds from notes payable of 800,000 offset by deferred offering costs of $58,976, payments of debt issuance costs of $50,000 and repayments to related parties of $5,000.

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

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024 and 2023 December 31, 2024 and 2024 was approximately $0 and $0, respectively. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$-	$-
Derivative Liability – Conversion feature	-	-	105,337	-
Total Liabilities	$-	$-	$105,337	$-

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

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

Advertising

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were $398,753 and $78,097, respectively.

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

	December 31	December 31
	2024	2023
	Shares	Shares
Warrants	622,053	461,500
Convertible notes payable	22,644,788	1,507,531
Total common stock equivalents	24,266,841	1,969,031

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

On September 18, 2024, the Company entered into a Convertible Note with a principal amount of $105,300 including $15,300 debt discount at a 22% interest rate per annum. Additionally, the Company incurred legal fee reimbursement and due diligence fee amounting to $2,500 and $3,500 recognized as financing cost, respectively.

On November 13,2024, the Company entered into a Convertible Note with principal amount of $57,500 including $7,500 debt discount at a 15% interest per annum and issuance 28,750 warrants,

On December 20, 2024, the Company entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate compounded monthly.

Convertible notes payable, net consisted of the following:

	Maturities	Stated	Effective
	(calendar	Interest	Interest	December 31,	December 31,
	year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	21%	105,300	-
November 2024 issuances	2025	15%	453%	57,500	-
December 2024 issuance	2025	20%	792%	60,000	-
Total face value				222,800	3,853,648
Unamortized debt discount and issuance costs				(64,929)	(165,082)
Total convertible notes				157,871	3,688,566
Current portion of convertible notes				(157,871)	(3,688,566)
Long-term convertible notes				$-	$-

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $449,307 and $2,761,631, respectively, which included amortization of debt discount of $188,952 and $1,941,999, respectively, default penalty of $146,054 and $485,412, respectively. As of December 31, 2024 and 2023, accrued interest was $11,283 and $339,221, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boca Raton, State of Florida, on June 18, 2025.

VOCODIA HOLDINGS CORP

By:	/s/ Brian Podolak
Name:	Brian Podolak
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Podolak
Brian Podolak	Chief Executive Officer and Director	June 18, 2025

/s/ James Sposato
James Sposato	Chief Technology Officer and Director	June 18, 2025

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

New York Office: 1270, Ave of Americas, Rockefeller Center, FL7, New York – 10020, USA +1 (646) 387 - 2034	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Dubai Office: 1011, B-Block, Mazaya Centre, Sheikh Zayed Rd - Al Wasl - Dubai - UAE	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: Green Park Desq Work, Gate No. 1, 49/1 Yusuf Sarai, Nr. Green Park Metro Station, Delhi - 110016	Hyderabad Office: 509, Sandhya Techno - 1, Opp. KIMS Hospital, Raidurgam, Hyderabad Telangana, India, 500036

naman@pipara.com	T: + 91 79 40 370370	info@pipara.com	E: pipara@pipara.com	chintan.jain@pipara.com	sharyansh.ranka@pipara.com

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Proceeds from Convertible Note and Related Financial Statement Impact

During the audit of the Company’s financial statements for the year ended December 31, 2024, a critical audit matter was identified related to the accounting treatment of a $50,000 deposit received on November 12, 2024. The deposit represented proceeds from a convertible note issued with an Original Issue Discount (OID), but was erroneously recorded by the Company as a collection against an outstanding accounts receivable (A/R) invoice.

This matter was considered critical due to the extent of the misclassification and the resulting multiple misstatements across key financial statement accounts. The correction involved assessing appropriate classification between liabilities and receivables, evaluating the accounting for OID, accrued interest, and embedded derivative features. The complexity and judgment involved in correcting these areas required significant auditor effort and coordination with management to determine the appropriate accounting treatment.

How the Critical Audit Matter Was Addressed in the Audit

To address this matter, we performed the following audit procedures, among others:

●	Traced the $50,000 deposit to supporting bank records and verified the related convertible note agreement,

●	Reviewed and re-performed management’s correction journal entries to ensure proper reclassification of the proceeds from A/R to convertible notes payable,

●	Evaluated management’s accounting treatment of the OID, including the recognition and amortization of the debt discount and its impact on profit,

●	Tested the accrual of interest expense related to the 48-day period post-issuance,

●	Involved valuation specialists to assist in evaluating the embedded conversion features and the related recognition of a derivative liability in accordance with applicable accounting standards (ASC 815),

●	Assessed the adequacy of financial statement disclosures related to the convertible note, interest expense, and derivative liabilities.

Relevant Financial Statement Disclosures:

As discussed in Note 2 to the financial statements, the Company has restated its 2024 financial statements to correct a misstatement. We previously audited the financial statements as of and for the year ended December 31, 2024, and expressed an unqualified opinion in our report dated April 30, 2025. Our current opinion on the restated 2024 financial statements, as expressed herein, supersedes our previous report.

Other Matters

●	The financial statements of the Company for the year ended December 31, 2023, were not audited, reviewed, or compiled by us, and, accordingly, we do not express an opinion or any other form of assurance on the prior year’s financial statements or the opening balances as of January 1, 2024. As a result, we were unable to obtain sufficient appropriate audit evidence regarding the opening balances, and our audit of the current period’s financial statements does not extend to those balances.

●	We are not engaged to audit the Company’s internal control over financial reporting. As part of our audit, we considered the Company’s internal control over financial reporting as a basis for designing our audit procedures, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

●	We draw attention to the changes in the Company’s governance structure during calendar year 2024. The following individuals resigned from their designated executive or board positions:

o	Scott J. Silverman – Chief Financial Officer

o	Lourdes Felix – Independent Director

o	Randall Miles – Independent Director

o	Ned L. Siegel – Independent Director

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

Date: June 17, 2025

Rosenberg Rich Baker Berman, P.A.	www.rrbb.com

265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● Phone 908-231-1000 ● Fax 908-231-6894

111 Dunnell Road, Suite l00 ● Maplewood, NJ 07040 ● Phone 973-763-6363 ● Fax 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vocodia Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vocodia Holdings Corp (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the year in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedure to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Pipara & Co LLP.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. A part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

“RRBB” is the brand name under which Rosenberg Rich Baker Berman, P.A. and RRBB Advisors, LLC, and its subsidiary entities, including CFO Financial Partners LLC, provide professional services. Rosenberg Rich Baker Berman, P.A. and RRBB Advisors, LLC (and its subsidiary entities) practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. Rosenberg Rich Baker Berman, P.A. is a licensed independent CPA firm that provides attest services to its clients, and RRBB Advisors, LLC, and its subsidiary entities provide tax and business consulting services to their clients. RRBB Advisors, LLC, and its subsidiary entities arc not licensed CPA firms.

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

Somerset, New Jersey

April 16, 2024

Vocodia Holdings Corp

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
	(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$281	$-
Accounts receivable, net	50,000	-
Prepaid expenses	77,076	12,770
Other current assets	1,000	-
Total Current Assets	128,357	12,770

Non-Current Assets
Property and equipment, net	18,912	23,267
Right-of-use assets	-	316,310
Deferred offering costs	-	4,085,726
Other assets	713	21,273
Total Non-Current Assets	19,625	4,446,576

TOTAL ASSETS	$147,982	$4,459,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,945,207	$2,058,533
Contract liabilities	15,950	15,950
Related party payable	98,980	76,368
Note payable	40,000	25,000
Convertible notes payable, net	157,871	3,688,566
Derivative liability	105,337	1,922,879
Operating lease liability, current portion	-	106,833
Total Current Liabilities	2,363,345	7,894,129

Non-current Liability
Operating lease liability, less current portion	-	232,787
Total Non-Current Liability	-	232,787
TOTAL LIABILITIES	2,363,345	8,126,916

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 1,305 shares issued and outstanding as of December 31, 2024, and 2023, respectively	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2024, and 2023	-	-
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of December 31, 2024, and 2023	-	-
Common stock, $0.0001 par value: 14,976,000,000 shares authorized; 300,213,026 and 4,234,747 shares issued and outstanding, as of December 31, 2024, and 2023, respectively	30,021	423
Additional paid-in capital	98,361,469	86,839,777
Accumulated deficit	(100,607,253)	(90,508,170)
Total shareholders’ deficit	(2,215,363)	(3,667,570)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$147,982	$4,459,346

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Operations

	Years Ended
	December 31,
	2024	2023
	(as restated)

Sales, net	$50,078	$256,385
Cost of Sales	105,954	220,777
Gross Profit (Loss)	(55,876)	35,608

Operating Expenses
General and administrative expenses	3,344,858	1,861,811
Salaries and wages	1,146,090	2,546,023
Research and development and other service providers	1,353,557	1,383,375
Total Operating Expenses	5,844,505	5,791,209

Operating Loss	(5,900,381)	(5,755,601)

Other Income (Expense)
Other income	16,083	-
Change in fair value of derivative liability	59,787	(186,294)
Loss on settlement of debt	(3,824,936)	-
Interest expense	(449,636)	(2,769,308)
Total Other Income (Expense)	(4,198,702)	(2,955,602)

Loss Before Taxes	(10,099,083)	(8,711,203)

Income Taxes	-	-
Net Loss	$(10,099,083)	$(8,711,203)

Basic and diluted loss per common share	$(0.02)	$(2.24)
Weighted average number of common shares outstanding - basic and diluted	551,338,196	3,897,075

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2024 and 2023

	Series A Preferred Shares		Series B Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, January 1, 2023	4,000,000	$400	-	$-	3,094,054	$309	$83,434,035	$(81,796,967)	$1,637,777
Issuance of common stock and warrants for non-employee services	-	-	-	-	308,193	31	731,475	-	731,506
Employee common stock compensation	-	-	-	-	600,000	60	917,940	-	918,000
Common stock cancelled	-	-	-	-	(162,500)	(16)	16	-	-
Issuance of Series B Preferred stock	-	-	1,305	-	-	-	1,305,000	-	1,305,000
Issuance common stock for settlement of debt	-	-	-	-	275,000	27	420,723	-	420,750
Issuance common stock for restricted stock award	-	-	-	-	120,000	12	30,588	-	30,600
Net loss	-	-	-	-	-	-	-	(8,711,203)	(8,711,203)
Balance, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	291,941,733	29,194	52,926	-	82,120
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Warrants issued in conjunction with convertible debt	-	-	-	-	-	-	172	-	172
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(10,099,083)	(10,099,083)
Balance, December 31, 2024 (as restated)	4,000,000	$400	-	$-	300,213,026	$30,021	$98,361,469	$(100,607,253)	$(2,215,363)

See accompanying notes to consolidated financial statements.

Vocodia Holdings Corp

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2024	2023
	(as restated)
Operating activities:
Net Loss	$(10,099,083)	$(8,711,203)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,486	5,919
Amortization of debt issuance costs	188,953	1,941,999
Stock-based compensation	153,000	1,680,106
Convertible note default penalty	146,054	485,412
Change in fair value of derivative liability	(59,787)	186,294
Loss on settlement of debt	3,824,936	-
Write-off of accounts payable	(60,861)	-
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	-
Prepaid expenses and other assets	(65,306)	161,687
Other assets	20,560	(2,967)
Accounts payable and accrued expenses	598,797	1,746,490
Contract liability	-	(187,050)
Net change in operating right-of-use lease asset and liability	(23,310)	(3,015)
Cash used in operating activities	(5,419,561)	(2,696,328)

Investing activities:
Purchase of property and equipment	(2,131)	-
Cash used in investing activities	(2,131)	-

Financing activities:
Proceeds from issuance of common stock units	5,372,787	-
Deferred offering costs	(24,375)	(58,976)
Proceeds from exercise of warrants	82,120	-
Proceeds from issuance of Series B Preferred stock	605,000	1,305,000
Payment of debt issuance costs	-	(50,000)
Repayment to related party payable	(92,784)	(5,000)
Proceeds from related party payable	83,209	7,678
Proceeds from notes payable	70,000	-
Repayment of notes payable	(55,000)	-
Proceeds from convertible notes payable	184,000	800,000
Repayment of convertible notes payable	(802,984)	-
Cash provided by financing activities	5,421,973	1,998,702

Change in cash and cash equivalents	281	(697,626)
Cash and cash equivalents, beginning balances	-	697,626
Cash and cash equivalents, ending balances	$281	$-

Supplemental cash flow information:
Cash paid for interest	$109,088	$-
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$49,828	$505,227
Common stock cancellation	$-	$16
Series C warrants issued	$1,503,514	$-
Issuance common stock for settlement of debt	$93,298	$-
Issuance common stock for settlement of debt - related party	$193,510	$-
Common stock issued for conversion of debt	$7,657,990	$-
Common stock issued for conversion of Series B Preferred Shares	$69	$-
Common stock issued for exercise of warrants	$29,194	$-
Warrants issued in conjunction with convertible debt	172	-
Common stock issued for settlement of legal fees for offering costs	$-	$420,750

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company had a net loss of approximately $10.1 million, an accumulated deficit of $100.6 million, and used cash in operations of approximately $5.4 million for the year ended December 31, 2024 and negative working capital of $2.3 million. In February 2024, the Company completed an Initial Public Offering of its securities in which it raised $5.95 million in gross proceeds, before underwriting fees and expenses. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

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

NOTE 2 – RESTATEMENT OF PREVIOULY ISSUED FINANCIAL STATEMENTS

Description of Errors Corrected

Accounting for accounts receivable:

The Company recorded $50,000 cash proceeds from issuance convertible note as settlement of accounts receivable . The impact of this error on accounts receivable in the Consolidated Balance sheet as of December 31, 2024 and Consolidated Statements of Cash Flows for the year ended December 31, 2024 was $50,000.

Accounting for convertible note and related disclosure:

The Company missed to record convertible note and warrant and recorded as a collection of accounts receivable. The impact of this error on accounts receivable, convertible note, net, accrued interest and additional paid in capital in the Consolidated Balance sheet as of December 31, 2024 was $50,000, $15,333, $11,500 and $172; and the impact on changes in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2024 was $1,150.

Accounting for derivative liability and related disclosure

The Company did not account for conversion feature and warrants properly. The impact of these errors on convertible notes payable, net and derivative liability in the Consolidated Balance Sheet as of December 31, 2024 was $105,337; and the impact on change in fair value of derivative liability, and amortization debt discount in the Consolidated Statements of Operations for the year ended December 31, 2024 were of $$19,323 and $15,333, respectively.

The effects of the correction of errors on the relevant financial statement line items are as follows:

Consolidated Balance sheets

	December 31, 2024
	As Filed	Adjustment	As restated
ASSETS
Current Assets
Accounts receivable, net	$-	$50,000	$50,000
Other current assets	78,357	50,000	128,357
Total Current Assets	$78,357	$50,000	$128,357

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,944,057	$1,150	$1,945,207
Convertible notes payable, net	142,538	15,333	157,871
Derivative liability	-	105,337	105,337
Total Current Liabilities	2,241,525	121,820	2,363,345

Shareholders’ Equity (Deficit)
Additional paid-in capital	98,361,297	172	98,361,469
Accumulated deficit	(100,535,261)	(71,992)	(100,607,253)
Total shareholders’ deficit	$(2,143,543)	$(71,820)	$(2,215,363)

Consolidated Statements of Operations

	Year ended
	December 31, 2024
	As Filed	Adjustment	As restated
Other Income (Expense)
Change in fair value of derivative liability	$115,296	$(55,509)	$59,787
Interest expense	(433,153)	(16,483)	(449,636)
Total Other Income (Expense)	(4,126,710)	(71,992)	(4,198,702)

Loss Before Taxes	(10,027,091)	(71,992)	(10,099,083)
Net Loss	$(10,027,091)	$(71,992)	$(10,099,083)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	634,640,861	(83,302,665)	551,338,196

Consolidated Statements of Cash Flows

	Year ended
	December 31, 2024
	As Filed	Adjustment	As restated
Operating activities:
Net Loss	$(10,027,091)	$(71,992)	$(10,099,083)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt issuance costs	173,620	15,333	188,953
Convertible note default penalty	146,054	-	146,054
Change in fair value of derivative liability	(115,296)	55,509	(59,787)
Changes in operating assets and liabilities:
Accounts receivable	-	(50,000)	(50,000)
Accounts payable and accrued expenses	597,647	1,150	598,797
Cash used in operating activities	(5,369,561)	(50,000)	(5,419,561)

Financing activities:
Proceeds from convertible notes payable	134,000	50,000	184,000
Cash provided by financing activities	5,371,973	50,000	5,421,973

Non-Cash Financing Activities:
Initial derivative liabilities recognized as a debt discount	$-	$49,828	$49,828
Warrants issued in conjunction with convertible debt	$-	$172	$172

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (non for December 31,2024) see Note 7:

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion feature	-	-	105,337	105,337
	$-	$-	$105,337	$105,337

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Warrants	$-	$-	$1,698,135	$1,698,135
Derivative Liability – Conversion feature	-	-	224,744	224,744
Total Liabilities	$-	$-	$1,922,879	$1,922,879

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

	December 31	December 31
	2024	2023
	Shares	Shares
Warrants	1,622,053	461,500
Convertible notes payable	22,644,788	1,507,531
Total common stock equivalents	24,266,841	1,969,031

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

NOTE 4 – PROPERTY AND EQUIPMENT

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Accounts payable	$1,546,845	$1,154,685
Accrued expenses	386,750	556,582
Accrued interest	11,612	339,221
Bank overdraft	-	8,046
Accounts payable and accrued expenses	$1,945,207	$2,058,533

NOTE 6 – OPERATING LEASES

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

NOTE 7 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

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

On September 18, 2024, the Company entered into a Convertible Note with a principal amount of $105,300 including $15,300 debt discount at a 22% interest rate per annum. Additionally, the Company incurred legal fee reimbursement and due diligence fee amounting to $2,500 and $3,500 recognized as financing cost, respectively.

On November 13,2024, the Company entered into a Convertible Note with principal amount of $57,500 including $7,500 debt discount at a 15% interest per annum and issuance 28,750 warrants,

On December 20, 2024, the Company entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at a 20% interest rate compounded monthly.

Convertible notes payable, net consisted of the following:

	Maturities	Stated	Effective
	(calendar	Interest	Interest	December 31,	December 31,
	year)	Rate	Rate	2024	2023
August 2022 issuances	2023	20%	195%	$-	$614,118
September 2022 issuances	2023	20%	201%	-	1,598,824
November 2022 issuances	2023	20%	212%	-	423,529
December 2022 issuances	2023	20%	155%	-	276,000
April 2023 issuances	2024	15%	215%	-	588,235
May 2023 issuances	2024	15%	172%	-	58,824
June 2023 issuances	2024	15%	170%	-	294,118
September 2024 issuances	2025	22%	21%	105,300	-
November 2024 issuance	2025	15%	453%	57,500	-
December 2024 issuance	2025	20%	792%	60,000	-
Total face value				222,800	3,853,648
Unamortized debt discount and issuance costs				(64,929)	(165,082)
Total convertible notes				157,871	3,688,566
Current portion of convertible notes				(157,871)	(3,688,566)
Long-term convertible notes				$-	$-

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $449,307  and $2,761,631, respectively, which included amortization of debt discount of $188,952 and $1,941,999, respectively, default penalty of $146,054 and $485,412, respectively. Pursuant to Convertible Note of $57,500 dated November 13, 2024, the Company recognized the convertible note at a discount equal to its face value of $57,500 as the fair value of equity-linked instruments issued in connection with the note exceeded the total proceeds received. For the 48-day period ended December 31, 2024, the Company amortized the discount on a straight-line basis totaling $15,333. This approach approximates the effective interest rate method for the short interim period. For the remaining life of the note, the Company will apply the effective interest rate method.

As of December 31, 2024 and 2023, accrued interest was $11,283 and $339,221, respectively.

NOTE 8 – DERIVATIVE LIABILITITES

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

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024 and 2023:

	2024	2023
Expected exercise price	$0.01	$3.32 - $4.88
Expected conversion price	$0.0025 – 0.0026	$-
Stock price	$0.0072 – 0.0077.	$2.76 – $4.06
Expected term	0.36 – 5.00 years	0.33 – 5.00 years
Expected average volatility	67% - 146%	108% - 131%
Expected dividend yield	-	-
Risk-free interest rate	3.73% - 4.40%	3.84% - 5.60%
Expected IPO Price (*)	-	$4.25 - $6.25

*	In 2024, the Company used actual IPO price.

For the year ended December 31, 2024 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance - December 31, 2022	$1,231,358
Addition of new derivatives recognized as debt discount - warrants	463,410
Addition of new derivatives recognized as debt discount - conversion feature	41,817
Change in fair value of the derivative	186,294
Balance - December 31, 2023	$1,922,879
Addition of new derivatives recognized as debt discount	49,828
Addition of new derivatives recognized as debt discount - warrants	172
Settlement of derivative liability from conversion of debt	(78,849)
Settlement of derivative liability of warrants to Series C warrants	(1,728,734)
Addition of new derivatives recognized as loss on derivatives	74,832
Change in fair value of the derivative	(134,619)
Balance - December 31, 2024	$105,337

NOTE 9 – STOCKHOLDERS’ EQUITY

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

NOTE 10 – STOCK-BASED COMPENSATION

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

During the year ended December 31, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.53 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

●	28,750 Warrants issued in conjunction with convertible debt with exercise price for $0.01 and the term of 5 years

A summary of activity of the warrants during the year ended December 31, 2024 and 2023, are as follows:

	Warrants Outstanding		Weighted
		Weighted	Average
	Number of Warrants	Average Exercise Price	Remaining life (years)
Outstanding, January 1, 2023	361,500	$5.62	3.41
Granted	100,000	1.00	3.00
Expired / cancelled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2023	461,500	$5.58	2.58
Granted	3,743,726	7.16	5.00
Expired / cancelled	(104,000)	7.16	-
Exercised	(2,254,874)	8.01	-
Outstanding, December 31, 2024	1,846,352	$5.48	3.73

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

NOTE 12 – LEGAL PROCEEDINGS

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

NOTE 13 – INCOME TAXES

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

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities are as follows at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets
Net Operating loss Carryforward	$4,795,042	$3,308,651
Capital Loss Carryover	295,299	295,299
Net Lease Liability	-	5,908
Stock Compensation	18,632,030	18,593,252
Software Development Costs	315,521	337,968
Total Deferred tax assets	$24,037,892	$22,541,078

Deferred Tax liabilities:
Depreciation	$(4,793)	$(5,897)
Total Deferred tax liabilities	$(4,793)	$(5,897)

Less: valuation allowance	$(24,033,099)	$(22,535,181)
Net deferred tax assets	$-	$-

The Company will have approximately $18.9 and $13.1 million of gross net operating loss carry-forwards at December 31, 2024 and 2023, respectively. Federal NOLs do not expire, but are subject to 80% income limitation on use; state and local laws may vary by jurisdiction. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

NOTE 15 – PREPAID EXPENSE

As of December 31, 2024 and 2023, prepaid expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Prepaid operating expense	$53,627	$-
Prepaid insurance	23,449	-
Prepaid rent	-	12,770
Prepaid expense	$77,076	$12,770

NOTE 16 – SEGMENT REPORT

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

NOTE 17 – SUBSEQUENT EVENTS

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

On March 6, 2025, The Company entered into a settlement liquidate damages penalty of $500,000 to be paid in common stock of the Company with an investor in conjunction with default of issuance common stock on time related to warrants. During March -May 2025, the Company issued 204,555,000 shares of common stock for partial settlement penalty of $500,000.

On March 20, 2025, The Company entered into a settlement liquidate damages penalty of $210,375 to be paid by issuance 140,000, 000 shares of common stock with an investor in conjunction with default of issuance common stock on time related to 3,400 Service C of warrants. In March 2025, the Company issued 23,000,000 shares of common stock for partial settlement penalty of $210,375.

In May 2025, the Company issued 83,142,858 shares of common stock for conversion of $29.100 partial principal and interest related to convertible note of $57,500 issued on November 13, 2024.

On May 13, 2025, the Company entered into a Senior Secured Convertible Note with a principal amount of $3,333,333 including $333,333 debt discount at a 10% interest rate per annum with maturity date of twelve (12) months after the original issue date of the Convertible Note. The principal amount to be paid in one or more tranches. In addition, the Company entered into a share purchase warrant agreement with the noteholder for warrant shares of 611,111,111 with an exercise price of $0.001 per share for a period of 5 years.

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