Form 10-Q
period 2025-03-31
Vocodia Holdings Corp
filed 2025-07-08
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 7, 2025 the registrant had 1,256,214,474 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$1,339	$281
Accounts receivable, net	-	50,000
Prepaid expenses	41,652	77,076
Other current assets	1,000	1,000
Total Current Assets	43,991	128,357

Non-Current Assets
Property and equipment, net	17,326	18,912
Other assets	-	713
Total Non-Current Assets	17,326	19,625

TOTAL ASSETS	$61,317	$147,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,090,276	$1,945,207
Liquidate damages payable	587,243	-
Contract liabilities	15,950	15,950
Related party payable	77,251	98,980
Note payable	40,000	40,000
Convertible notes payable, net	364,455	157,871
Derivative liability	106,521	105,337
Total Current Liabilities and Total Liabilities	3,281,696	2,363,345

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of March 31, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value: 15,000,000,000 shares authorized; 584,065,699 and 300,213,026 shares issued and outstanding, as of March 31, 2025, and December 31, 2024, respectively	58,407	30,021
Additional paid-in capital	98,500,881	98,361,469
Accumulated deficit	(101,780,067)	(100,607,253)
Total shareholders’ deficit	(3,220,379)	(2,215,363)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$61,317	$147,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2025	2024

Sales, net	$-	$-
Cost of Sales	47,130	-
Gross Loss	(47,130)	-

Operating Expenses
General and administrative expenses	202,890	1,646,902
Salaries and wages	33,277	382,383
Research and development and other service providers	27,626	793,175
Total Operating Expenses	263,793	2,822,460

Operating Loss	(310,923)	(2,822,460)

Other Income (Expense)
Liquidated damages	(710,375)	-
Change in fair value of derivative liability	48,816	115,296
Loss on settlement of debts	(33,510)	(3,824,936)
Write-off of accounts receivable	(50,000)	-
Interest expense	(116,822)	(413,270)
Total Other Expense	(861,891)	(4,122,910)

Loss Before Taxes	(1,172,814)	(6,945,370)

Income Taxes	-	-
Net Loss	$(1,172,814)	$(6,945,370)

Basic and diluted loss per common share	$(0.00)	$(0.37)
Weighted average number of common shares outstanding - basic and diluted	3,262,761,260	18,539,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Ended March 31, 2025

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2024	4,000,000	$400	300,213,026	$30,021	$98,361,469	$(100,607,253)	$(2,215,363)
Common stock issued for exercise of warrants	-	-	181,997,673	18,200	(18,200)	-	-
Issuance common stock for settlement of debt	-	-	101,855,000	10,186	157,612	-	167,798
Net loss	-	-	-	-	-	(1,172,814)	(1,172,814)
Balance, March 31, 2025	4,000,000	$400	584,065,699	$58,407	$98,500,881	$(101,780,067)	$(3,220,379)

For the Three Ended March 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-	-	-	605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-	-	-	(4,110,101)	-	(4,110,101)
Issuance common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrant issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-	-	-	-	153,000	-	153,000
Net loss	-	-	-	-	-	-	-	(6,945,570)	(6,945,370)
Balance, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	$98,307,479	$(97,453,540)	$856,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2025	2024
Operating activities:
Net Loss	$(1,172,814)	$(6,945,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,586	1,480
Amortization of debt issuance costs	45,952	165,082
Stock-based compensation	-	153,000
Liquidated damages -warrants	710,375	-
Convertible note default penalty	-	146,054
Change in fair value of derivative liability	(48,816)	(115,296)
Loss on settlement of debt	33,510	3,824,936
Write-off of accounts receivable	50,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	35,424	(308,464)
Other assets	713	-
Accounts payable and accrued liabilities	155,520	651,120
Net change in operating right-of-use lease asset and liability	-	(1,112)
Cash used in operating activities	(188,550)	(2,428,570)

Financing activities:
Proceeds from issuance of common stock units	-	5,372,787
Deferred offering costs	-	(24,375)
Proceeds from issuance of Series B Preferred stock	-	605,000
Repayment to related party payable	(21,729)	-
Proceeds from notes payable	-	30,000
Repayment of notes payable	-	(55,000)
Proceeds from convertible notes payable	260,000	-
Repayment of convertible notes payable	(48,663)	(802,984)
Cash provided by financing activities	189,608	5,125,428

Change in cash	1,058	2,696,858
Cash, beginning balances	281	-
Cash, ending balances	$1,339	$2,696,858

Supplemental cash flow information:
Cash paid for interest	$11,337	$109,088
Cash paid for taxes	$-	$-

Non-Cash Investing and Financing Activities:
Initial derivative liabilities recognized as a debt discount	$50,000	$-
Series C warrants issued	$-	$1,053,514
Issuance common stock for settlement of debt	$167,798	$286,808
Common stock issued for conversion of debt	$-	$7,657,990
Common stock issued for conversion of Series B Preferred Shares	$-	$69
Common stock issued for exercise of warrants	$18,200	$892

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025, AND 2024

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization and Business Overview

The Company and Business: Vocodia Holdings Corp (“Vocodia”or “the Copmany”) was incorporated in the State of Wyoming on April 27, 2021, and is a conversational artificial intelligence (“AI”) technology provider. Vocodia’s technology is used to increase sales and drive conversions for its product or service.

Click Fish Media, Inc. (“CFM”) was incorporated in the State of Florida on November 29, 2019, and is an IT services provider.

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company had a net loss of approximately $1.2 million, an accumulated deficit of $101.8 million, and used cash in operations of approximately $0.2 million for the three months ending March 31, 2025, and negative working capital of $3.2 million. In May 2025, the Company closed on a private offering pursuant to a Securities Purchase Agreement with an accredited investor, pursuant to which the investor purchased a Senior Secured Convertible Note in the original principal amount of $3.3 million including an original issue discount (“OID”) of $0.3 million. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through March 31, 2025, the Company has received funding in the form of indebtedness and from the sale stock subscriptions. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2025 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K /A of Vocodia Holdings Corp for the year ended December 31, 2024.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. At March 31, 2025, and December 31, 2024, the Company had cash of $1,339 and $281 and $0 and $0 of cash equivalents, respectively.

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

Accounts Receivable

Accounts receivables are recorded in accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) 310, “Receivables.” Accounts receivables are recorded at the invoiced amount or agreement and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make the required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable that the receivable will not be recovered. During the three months ended March 31, 2025, the Company recognized an allowance for doubtful accounts of $50,000.

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

The Company’s revenues are currently derived from three sources: (1) implementation fees, (2) offering its software as a service on a recurring monthly basis, and (3) generation and verification of leads. Implementation fees are charged for setting up or calibrating its software so that the AI can be used by the customer for its particular use case and are usually a one-time cost. The Company’s contracts with customers are structured with stated prices per service performed, which are not subject to uncertainty or probability of significant reversal; thus, do not represent variable consideration. The recurring monthly fees are charged for the ongoing use of the AI to continue to call/prospect for the Company’s customers and are charged on a monthly recurring basis. The Company awards discounts to its customers on a discretionary basis. The Company will consider additional revenue streams as its technology develops and new opportunities present.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2025, and as of December 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion feature	$-	$-	$106,521	$106,521

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion feature	$-	$-	$105,337	$105,337

Advertising

The Company expenses advertising costs are incurred. Advertising expenses for the three months ended March 31, 2025, and 2024, were $51,300 and $125,909, respectively.

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

For the three months ended March 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2025	2024
	Shares	Shares
Warrants	1,810,052	2,071,400
Convertible notes payable	270,727,612	-
Liquidated damages payable	2,737,961,250	-
	3,010,498,914	2,071,400

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The Company did not utilize any financing that required recognition of finance leases during the three months ended March 31, 2025, and December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2025, that are of significance or potential significance to the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

As of March 31, 2025, and December 31, 2024, property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	11,815
Total Property and Equipment	39,692	39,692
Less: accumulated depreciation and amortization	(22,366)	(20,780)
Property and Equipment, net	$17,326	$18,912

During the three months ended March 31, 2025, and 2024, depreciation and amortization expenses relating to property and equipment were $1,586 and $1,480 respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Accounts payable	$1,642,830	$1,546,845
Accrued expenses	386,750	386,750
Accrued interest	60,696	11,612
Accounts payable and accrued expenses	$2,090,276	$1,945,207

NOTE 5 – OPERATING LEASES

We had operating leases for our corporate offices and one short-term lease for executive offices. Our corporate office lease has a remaining lease term of thirty-five (35) months with no options to extend. The Company moved out from the premises on December 15, 2024. As of March 31, 2025, and December 31, 2024, our lease liabilities were nil.

Three months ended
March 31,
2024
The components of lease expense were as follows:
Short-term lease cost	$16,476
Operating lease cost	30,069
Total lease cost	$46,545

Supplemental cash flow information related to leases was as follows: Operating cash flows from operating leases	$31,180
Right-of-use assets obtained in exchange for new operating lease liabilities	$-

Weighted-average remaining lease term - operating leases (year)	2.67
Weighted-average discount rate — operating leases	6.50

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES PAYABLE

Note payable

During the year ended December 31, 2023, the Company issued note payable of $25,000 to pay professional fees and recorded it as a deferred offering cost. The Note is unsecured, due on the earlier of the completion of an IPO or February 12, 2024, and bears interest at $5,000 if paid before December 31, 2023 or $25,000 if paid after December 31, 2023. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $0 and $5,000, respectively. As of March 31, 2025, and December 31, 2024, and, accrued interest was $0 and $0, respectively.

In February 2024, the Company borrowed $30,000 and repaid the note payable and accrued interest totaling $43,000.

On December 16, 2024, the Company issued a note payable of $40,000 to pay professional fees. The note is unsecured, due 180 days from the date of agreement with 20% interest rate per annum. During the three months ended March 31, 2025, the Company recognized and accrued interest of $1,973 As of March 31, 2025, and December 31, 2024, the Company had loan payable of $40,000 and $40,000, accrued interest of $2,301 and $329, respectively

Convertible notes payable

The components of Convertible Notes payable as of March 31, 2025, and December 31, 2024, were as follows:

	Principal	Maturity	Interest	March 31,	December 31,
Issuance Date	Amount	Date	Rate	2025	2024
September 2024 issuances	105,300	June 30, 2025	22%	$56,637	$105,300
November 2024 issuance	57,500	May 12, 2025	15%	57,500	57,500
December 2024 issuance	60,000	June 20, 2025	20%	-	60,000
January 2025 issuance	96,000	June 20, 2025	20%	96,000	-
March 2025 issuance	56,000	December 15, 2025	12%	56,000	-
March 2025 issuance	30,000	December 7, 2025	15%	30,000	-
March 2025 issuance	30,000	December 18, 2025	15%	30,000	-
March 2025 issuance	285,714	December 10, 2025	10%	200,000	-
Total face value				$526,137	$222,800
Unamortized debt discount and issuance costs				(161,682)	(64,929)
Total convertible notes				364,455	157,871
Current portion of convertible notes				(364,455)	(157,871)
Long-term convertible notes				$-	$-

On September 18, 2024, the Company entered into a Convertible Note with a principal amount of $105,300 including $15,300 debt discount at a 22% interest rate per annum. The note is convertible at any time following an event of default with a conversion price of 65% multiplied by the lowest trading price for the Company’s common stock during the ten trading days prior to the conversion date. Additionally, the Company incurred legal fee reimbursement and due diligence fee amounting to $2,500 and $3,500 recognized as financing cost, respectively. During the three months ended March 31, 2025, the Company repaid principal of $48,663 and accrued interest of $11,337.

On November 13, 2024, the Company entered into a Convertible Note with a principal amount of $57,500 including $7,500 debt discount at a 15% interest rate per annum and issuance 28,750 warrants. The note is convertible at the option of the holders at any time, and the conversion price is 70% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

On December 20, 2024, the Company entered into a Convertible Note with a principal amount of $60,000 including $10,000 debt discount at 20% interest rate compounded monthly. The lender has the right to convert, at any time following date of the Reg-A Statement and until the outstanding balance has been paid in full at conversion formula of the outstanding balance amount divided by 30% and the market price. On January 17, 2025, the Company modified the original convertible Note of $60,000 with new Convertible Note with a principal amount of $96,000 including $16,000 discount at 20% interest rate compounded monthly. The Company determined the modifications of exchange debts are extinguishment of debts with recognition gains or losses. As a result of the debt extinguishment, the Company recognized a gain on modification of debt of $11,156.

On March 3, 2025, the Company entered into a Convertible Note with a principal of $56,000 including $6,000 discount at 12% interest per annum.  The note is convertible at the option of the holders at any time after 180 days of this issuance date of Note, and the conversion price is 61% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

On March 7, 2025, and March 18, 2025, the Company entered into two Convertible Notes with an investor with a principal of $30,000 and $30,000 including $5,000 and $5,000 discount at 15% and %15 interest per annum, respectively. The note is convertible at the option of the holders at any and the conversion price is 60% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

On March 10,2025, the Company entered into a Convertible Note with a principal of $285,714 including $85,714 discount at 10% interest per annum. During the three months ended March 31, 2025, the Company obtained $200,000 including $70,000 discount. The note is convertible into common shares at any time, and the conversion price is equal to the lowest daily Volume -Weighted Average Price on the trading day immediately prior to the date that any Tranche is advanced.

During the three months ended March 31, 2025, and 2024, the Company recorded interest expense of $68,900 and $89,133, amortization of debt discount of $45,952 and $165,082, default penalty of $0 and $146,054, respectively. As of March 31, 2025, and December 31, 2024, accrued interest was $58,395 and $11,283, respectively.

The Company valued the conversion feature using the Black-Scholes pricing model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2025, amounted to $141,456, and $50,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $91,456 was recognized as a “day 1“ derivative loss.

NOTE 7 – DERIVATIVE LIABILITITES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of issuance date and March 31 2025.

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

The following table summarizes the changes in the derivative liabilities related to convertible note and warrants during the three months ended March 31, 2025:

Three Months ended
March 31
2025
Expected conversion price	$0.00072 - 0.00084
Expected term	0.12 -0.75 years
Expected average volatility	245% - 265%
Expected dividend yield	-
Risk-free interest rate	4.03% -4.13%

For the three months ended March 31, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$105,337

Addition of new derivatives recognized as debt discounts	50,000
Addition of new derivatives recognized as loss on derivatives	91,456
Change in fair value of the derivative	(140,272)
Balance - March 31, 2025	$106,521

The aggregate loss on derivatives during the three months ended March 31, 2025 and 2024 as follows:

	Three Months Ended
	March 31,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$91,456	$-
(Gain) loss on change in fair value of the derivative liabilities	(140,272)	115,296
	$(48,816)	$115,296

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

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). “Conversion Period” shall mean the period commencing on the earlier of (i) six months after the SEC declares the Company’s Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent. The conversion right of the Series A Shareholders shall become valid and in force when the SEC declares the Company’s Registration Statement on Form S-1 No. 333- 269489 effective

As of March 31, 2025, and December 31, 2024, 4,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2025, and December 31, 2024, 0 shares of Series B Preferred Stock were issued and outstanding.

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

As of March 31, 2025, and December 31, 2024, 0 shares of Series C Convertible Preferred Stock were issued and outstanding.

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

As of March 31, 2025, and December 31, 2024, 0 shares of Series D Redeemable Preferred Stock were issued and outstanding.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the three months ended March 31, 2024, the Company had the following common stock transactions:

●	1,400,000 units, consisting of 1 common share, 1 Series A Warrant and 1 Series B Warrant, at a price of $4.25 per unit for gross proceeds of $5,950,000, from the IPO. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	143,262 shares issued for settlement to related and unrelated parties for accounts payable, valued at $286,808. Amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	1,801,880 shares issued, with a fair value of $7,657,990, for settlement of convertible notes and accrued interest.

●	8,920,700 shares issued for the cashless exercise of 651,929 warrants.

During the three months ended March 31, 2025, the Company had the following common stock transactions:

●	148,186,387 shares issued for cashless exercise of 22,300 Series B warrants.

●	33,811,286 shares issued for cashless exercise of 14,000 Series C warrants.

●	101,855,000 shares issued for partial settlement of debt (see Note 12).

As of March 31, 2025, and December 31, 2024, 584,065,699 and 300,213,026 shares of common stock were issued and outstanding, respectively.

NOTE 9 – STOCK-BASED COMPENSATION

During the three months ended March 31, 2025, and 2024, stock-based compensation was recognized as follows:

	March 31,	March 31,
	2025	2024
Professional fees -restricted stock awards	$-	$153,000
	$-	$153,000

The Company valued compensation expenses to employees based on fair value of common stock using a weighted average price of shares issued to unrelated parties for cash and compensation multiplied by the number of shares issued to the employees.

Warrants

During the three months ended March 31, 2025, the Company did not issue warrants. During the year ended December 31, 2024, the Company issued warrants as follows;

●	1,609,900 series A warrants with exercise price of $5.53 and the term of 5 years

●	1,610,000 series B warrants with exercise price of $8.50 and the term of 5 years

●	495,076 Series C warrants with exercise price of $8.50 and the term of 5 years

A summary of the activity of the warrants during the three months ended March 31, 2025, as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)
Outstanding, December 31, 2024	1,846,352	$5.48	3.73
Granted	-	-	-
Expired / cancelled	-	-	-
Exercised	(36,300)	8.50	-
Outstanding, March 31, 2025	1,810,052	$5.42	3.47

The intrinsic value of the warrants as of March 31, 2025, is $0. All the outstanding warrants are exercisable as of March 31, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS

Operating expense related party

During the three months ended March 31, 2025, and 2024, the Company incurred approximately $0 and $30,000, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

Related party payable

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of March 31, 2025, and December 31, 2024, the remaining note payable balance was $77,251 and $77,251, respectively, which includes all outstanding principle and accrued interest.

Related party management fees

During the three months ended March 31, 2025, and 2024, 47 Capital Management LLC, an entity wholly owned by the former CFO, billed the Company $0 and $0 and the Company paid $0 and $5,000, respectively. 47 Capital Management LLC provide outsourced CFO services.

During the three months ended March 31, 2025, and 2024, Thornhill Advisory Group, Inc., an entity majority owned by the former CFO, billed the Company $0 and $110,000, respectively and the Company paid $0 and $110,000 respectively. Thornhill Advisory Group provided financial consulting services from May 2023 through October 2023. From November 2023 through December 2024, Thornhill Advisory Group, Inc. provided outsourced CFO services.

During the three months ended March 31,2025, SGT Teams, an entity wholly owned by the Company’s CEO, billed the Company management fees of $33,277 and the Company paid $39,500.

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

Repaid due to related parties

During the three months ended March 31, 2025, the Company repaid $21,729 due to related parties.

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

Carstens, Allen & Gourley, LLP (“Carstens”) commenced an action before the Texas Civil Court against the Company on or about August 12, 2024 (“Lawsuit”). In the Lawsuit, Carstens alleges that the Company was in breach of contract by failure and refusal to pay attorneys’ fees that it owes to Carstens. The Company has entered into settlement negotiations with Carstens. In December, 2024, Carstens filed for a default judgement for the unpaid fees. The Company is negotiating with Carstens for a mutually acceptable settlement. In April 2025, the Company reached a settlement agreement, to pay to Carstens the total sum of $160,000 in 13 payments. Upon signing the settlement, Carstens filed with the courts to dismiss the lawsuit

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

In March 2025, Berkowitz Pollack & Brant Advisors filed a lawsuit against the Company for unpaid professional fees in the amount of $48,057.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On March 6, 2025, the Company entered into a settlement liquidated damages of $500,000 to be paid in common stock of the Company with an investor in conjunction with default of issuance common stock on time related to warrants. The Company recognized $500,000 as liquidated damages payable to an investor. For the three months ended March 31, 2025, the Company issued 78,855,000 shares of common stock valued at $133,297 for partial settlement liabilities of $500,000 and recognized loss on settlement debt of $44,727.

On March 20, 2025, the Company entered into a settlement liquidated damages of $210,375 to be paid by issuance of 140,000,000 shares of common stock with an investor in conjunction with default of issuance common stock on time related to 3,400 Series C of warrants. The Company recognized $210,375 as liquidated damages payable to an investor. For the three months ended March 31, 2025, the Company issued 23,000,000 shares of common stock valued at $34,500 for partial settlement liabilities of $210,375 and recognized gain on settlement of debt of $62.

As of March 31, 2025, the Company recorded liquidated damages payable of $587,243.

NOTE 13 – PREPAID EXPENSE

As of March 31, 2025, and December 31, 2024, prepaid expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Prepaid operating expense	$41,652	$53,627
Prepaid insurance	-	23,449
Prepaid expense	$41,652	$77,076

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

Financial Matters

On May 13,2025, the Company entered into a Senior Secured Convertible Note with a principal amount of $3,333,333 including $333,333 debt discount at a 10% interest rate per annum with maturity date of twelve (12) months after the original issue date of the Convertible Note. The principal amount to be paid in one or more tranches. In addition, the Company entered into a share purchase warrant agreement with the noteholder for warrant shares of 611,111,111 with an exercise price of $0.001 per share for a period of 5 years. In May 2025, the Company obtained a principal amount of $250,000 including $25,000 debt discount.

During April and May 2025, the Company issued 116,400,000 shares of common stock in connection with settlement agreement dated March 3,2025 with an investor for partial settlement liquidated damages of $500,000.

In June 2025, the Company issued 92,000,000 shares of common stock in connection with settlement agreement dated March 25,2025 with an investor for partial settlement liquidated damages of $210,375.

During April and May 2025, the Company issued 178,775,882 shares of common stock for cashless exercise of 6,302 Series B warrants.

In May 2025, the Company issued 215,872,894 shares of common stock to two investors for conversion partial principal and accrued interest note payable of $91,365.

Legal Matters

In April 2025, the Company settled a lawsuit previously filed against the Company by Carstens Allen and Gourley. The Company agreed to pay to Carstens the total sum of $160,000 in 13 payments. Upon signing the settlement, Carstens filed with the courts to dismiss the lawsuit.

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

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	March 31,
	2025	2024	Change	%
Revenues	$-	$-	-	0%
Cost of revenue	47,130	-	47,130	100%
Gross profit (loss)	(47,130)	-	(47,130)	100%

Operating costs and expenses:
Operating expense	263,793	2,822,460	(2,558,667)	-91%

Other income (expenses)	(861,891)	(4,122,910)	3,261,019	-79%

Net loss	$(1,172,814)	$(6,945,370)	5,772,556	-83%

We did not earn revenue for the three months ended March 31, 2025 or for the three months ended March 31, 2024. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. We anticipate launching our improved DISA product, as well as initiating our crypto treasury business in the third quarter of 2025.

Cost of Revenue

Cost of revenue increased by $ 47,130, or 100%, to $ 47,130 for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024, primarily due to increased cost of our cloud hosting platform.

Gross Loss

The increase in our gross loss of $ 47,130 to a gross loss of $ 47,130 for the three months ended March 31, 2025 from a gross loss of $0 for the three months ended March 31, 2024 is primarily attributable to the increased costs of our cloud server expenses.

Operating Expenses

	Three Months Ended
	March 31,
	2025	2024	Change	%
Operating Expenses
General and administrative expenses	$202,890	$1,646,902	(1,444,012)	-88%
Salaries and wages	33,277	382,383	(349,106)	-91%
Software development and other service providers	27,626	793,175	(765,549)	-97%
Total Operating Expenses	$263,793	$2,822,460	(2,558,667)	-91%

Operating expense decreased by $2,558,667 or 91% to $263,793 for the three months ended March 31, 2025 from $2,822,460 for the three months ended March 31, 2024 primarily due to the reduction in general and administrative expenses related to going public in the first quarter of 2024, a reduction in software development costs related to our DISA products and a reduction in salaries and wages and stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses decreased by $1,444,012 or 88% to $202,890 during the three months ended March 31, 2025 from $1,646,902 during the three months ended March 31, 2024. The decrease is primarily a result of a reduction of the Company’s costs related to going public during the first quarter of 2024 such as insurance, professional fees, and investor relations.

Salaries and wages decreased by $349,106, or 91%, to $33,277 for the three months ended March 31, 2025 from $382,383 for the three months ended March 31, 2024, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense decreased by $765,549, or 97%, to $27,626 for the three months ended March 31, 2025 from $793,175 for the three months ended March 31, 2024, primarily related to an decrease in software development costs related to our DISA products.

Total other income (expense)

During the three months ended March 31, 2025, we had other expenses of $861,891, which consisted of liquidated damages paid to certain warrant holders of $710,375, loss on settlement of debts of $33,510, write off of accounts receivable of $50,000 and interest expense of $116,882, offset by a change in fair value of derivative liability of $48,816.

Liquidity and Capital Resources

The following table provides selected financial data about us as of March 31, 2025 and December 31, 2024

	March 31,	December 31,
	2024	2024	Change	%
Current assets	$43,991	$128,357	$(84,366)	-66%
Current liabilities	$3,281,696	$2,363,345	$918,351	39%
Working capital (deficiency)	$(3,237,705)	$(2,234,988)	$(1,002,717)	45%

Current assets decreased by $84,366, or 66%, to $43,991 as of March 31, 2025 from $128,357 as of December 31, 2024. The decrease was primarily attributable to a reduction in accounts receivable of $50,000 and prepaid expenses of approximately $76,000.

Current liabilities increased by $918,351, or 39%, to $3,281,696 as of March 31, 2025 from $2,363,345 as of December 31, 2024. The increase was primarily attributable to an increase in accounts payable and accrued liabilities, an increase in liquidated damages payable and an increase in convertible notes payable offset by a reduction in related party payables.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of March 31, 2025, we had a working capital deficiency of $3,237,705 and total cash of $1,339. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a failure to generate revenue in the short term, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and the three months ended ,March 31, 2025 have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Three months ended March 31,
	2025	2024	Change
Cash provided by / (used in) operating activities	$(188,550)	$(2,428,570)	$2,240,020
Cash provided by / (used in) investing activities	$-	$-	$-
Cash provided by / (used in) financing activities	$189,608	$5,125,428	$(4,935,820)
Cash on hand	$1,339	$2,696,858	$(2,695,519)

Cash Flow from Operating Activities

Three months ended March 31, 2025 and 2023

For the three months ended March 31, 2025 and 2024, we did not generate positive cash flows from operating activities. For the three months ended March 31, 2025, net cash flows used in operating activities was $188,550 compared to $2,428,570 during the three months ended March 31, 2024.

Cash flows used in operating activities for the three months ended March 31, 2025 was comprised of a net loss of $1,172,814, which was reduced by non-cash expenses of $792,607 for depreciation, amortization of debt issuance costs. liquidated damage for warrants, loss on settlement of debt and write off of accounts receivable and net change in working capital of $ 191,657, offset by change in fair value of derivative liabilities.

For the three months ended March 31, 2024, net cash flows used in operating activities was $2,428,570. During the three months ended March 31, 2024, we had a net loss of $6,945,370, which was reduced by non-cash expenses of $4,175,256 for depreciation, amortization of debt issuance costs. liquidated damage for warrants, loss on settlement of debt and net change in working capital of $341,544, offset by change in fair value of derivative liabilities.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities of $189,608 included $260,000 from the issuance of convertible notes payable, and was offset by related party payable of $21,729 and the repayment of convertible notes payable of $48,663 and convertible notes payable of $802,984. During the three months ended March 31, 2024, cash provided by financing activities of $5,125,428 included $5,372,787 from the sales of common stock units, $605,000 from the sale of 605 Preferred B shares, and $30,000 from the issuance of note payable, and was offset by deferred offering costs of $24,375 and the repayment of notes payable of $55,000 and convertible notes payable of $802,984.

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

VOCODIA HOLDINGS CORP

Date: July 8, 2025	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)