Form 10-Q
period 2025-06-30
Vocodia Holdings Corp
filed 2025-09-29
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 26, 2025 the registrant had 3,558,352,600 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash	$283	$281
Accounts receivable, net	1,000	50,000
Prepaid expenses and other assets	3,847	78,076
Total Current Assets	5,130	128,357

Non-Current Assets
Property and equipment, net	15,739	18,912
Digital assets	138,773	-
Other assets	-	713
Total Non-Current Assets	154,512	19,625

TOTAL ASSETS	$159,642	$147,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,624,809	$1,945,207
Liquidate damages payable	396,886	-
Contract liabilities	15,950	15,950
Related party payable	108,128	98,980
Note payable	40,000	40,000
Convertible notes payable, net	379,391	157,871
May 2025 convertible note	305,281	-
Warrant liability	755,618	-
Derivative liability	1,284,047	105,337
Total Current Liabilities and Total Liabilities	5,910,110	2,363,345

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	-	-
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value: 15,000,000,000 shares authorized; 1,256,214,474 and 300,213,026 shares issued and outstanding, as of June 30, 2025, and December 31, 2024, respectively	125,621	30,021
Additional paid-in capital	98,773,549	98,361,469
Accumulated deficit	(104,650,038)	(100,607,253)
Total shareholders’ deficit	(5,750,468)	(2,215,363)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$159,642	$147,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Sales, net	$15,136	$75	$15,136	$75
Cost of sales	38,810	23,369	85,939	56,259
Gross loss	(23,674)	(23,294)	(70,803)	(56,184)

Operating Expenses
General and administrative expense	459,538	834,244	662,429	2,367,339
Salaries and wages	-	446,924	-	829,307
Research and development and other service providers	53,450	328,715	81,076	1,121,890
Consulting expense – related party	35,500	-	68,777	80,917
Total Operating Expenses	548,488	1,609,883	812,282	4,399,453

Operating loss	(572,162)	(1,633,177)	(883,085)	(4,455,637)

Other income (expense)
Other income	-	75,068	-	75,068
Losses on digital assets	(15,404)	-	(15,404)	-
Liquidated damages	-	-	(710,375)	-
Loss on issuance of May 2025 convertible note and warrants	(756,621)		(756,621)
Change in fair value of May 2025 convertible note	28,052	-	28,052	-
Change in fair value of warrant liability	(32,330)		(32,330)
Derivative expense and change in fair value of derivative liability	(1,177,526)	-	(1,128,710)	115,296
Gain from forgiveness of payables	79,500	-	79,500	-
Loss on settlement of debts	(134,320)	-	(167,830)	(3,824,936)
Bad debt expense	-	-	(50,000)	-
Interest expense	(289,160)	(883)	(405,982)	(414,153)
Total other expense	(2,297,809)	74,185	(3,159,700)	(4,048,725)

Net Loss	$(2,869,971)	$(1,558,992)	$(4,042,785)	$(8,504,362)

Basic and diluted loss per common share	(0.00)	(0.01)	(0.01)	(0.07)
Weighted average number of common shares outstanding, basic and diluted	1,199,981,077	194,210,160	782,835,613	126,502,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	For the Six Months Ended June 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	4,000,000	$400	-	$-	300,213,026	$30,021	$98,361,469	$(100,607,253)	$(2,215,363)
Common stock issued for exercise of warrants	-	-	-	-	181,997,673	18,200	(18,200)	-	-
Issuance of common stock for settlement of debt	-	-	-	-	101,855,000	10,186	157,612	-	167,798
Net Loss	-	-	-	-	-	-	-	(1,172,814)	(1,172,814)
Balances, March 31, 2025	4,000,000	$400	-	$-	584,065,699	$58,407	$98,500,881	$(101,780,067)	$(3,220,379)
Exercise of warrants	-	-	-	-	178,775,882	17,877	(17,878)	-	(1)
Issuance of common stock for settlement of debt	-	-	-	-	277,500,000	27,750	149,641	-	177,391
Conversion of convertible notes to common stock	-	-	-	-	215,872,893	21,587	140,905	-	162,492
Net Loss	-	-	-	-	-	-	-	(2,869,971)	(2,869,971)
Balances, June 30, 2025	4,000,000	$400	-	$-	1,256,214,474	$125,621	$98,773,549	$(104,650,038)	$(5,750,468)

	For the Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-			605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-			(4,110,101)	-	(4,110,101)
Issuance of common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-		-	-	153,000	-	153,000
Net Loss	-	-	-	-	-	-		(6,945,370)	(6,945,370)
Balances, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	$98,307,479	$(97,453,540)	$856,058
Common stock issued for exercise of warrants					117,095,110	11,710	49,363		61,073
Net Loss								(1,558,992)	(1,558,992)
Balances, June 30, 2024	4,000,000	$400	-	$-	134,287,103	$13,429	$98,356,842	$(99,012,532)	$(641,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,042,785)	$(8,504,362)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,173	2,959
Amortization of debt issuance costs	123,689	165,082
Liquidated damages - warrants	710,375	-
Losses on digital assets	15,404	-
Stock-based compensation	-	153,000
Bad debt expense	50,000	-
Convertible note default penalty	14,400	146,054
Loss on issuance of May 2025 convertible note and warrants	756,621	-
Change in fair value of May 2025 Convertible Note	(28,052)	-
Change in fair value of warrant liability	32,330	-
Derivative expense and change in fair value of derivative liability	1,128,710	(115,296)
Loss on settlement of debt	167,830	3,824,936
Settlement of accounts payable	(79,500)	(60,861)
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	-
Prepaid expense and other assets	74,228	(233,310)
Other assets	713	(127)
Accounts payable and accrued expenses	707,558	66,742
Related party payable	9,148	-
Net change in operating right-of-use lease asset and liability	-	(2,223)
Net cash used in operating activities	(357,158)	(4,557,406)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,131)
Purchases of digital assets	(170,057)	-
Proceeds from sales of digital assets	15,880	-
Net cash used in investing activities	(154,177)	(2,131)

Cash flows from financing activities:
Proceeds from issuance of common stock units	-	5,372,787
Deferred offering costs	-	(24,375)
Proceeds from exercise of warrants	-	61,073
Proceeds from issuance of series B preferred stock	-	605,000
Proceeds from related party payable	-	883
Proceeds from notes payable	-	30,000
Proceeds from convertible notes payable	260,000	-
Proceeds from May 2025 convertible note	275,000	-
Issuance costs of May 2025 convertible note	25,000	-
Repayment of notes payable	-	(55,000)
Repayment of convertible notes payable	(48,663)	(802,984)
Net cash provided by financing activities	511,337	5,187,384

Net decrease in cash	2	627,847

Cash, beginning of year	281	-

Cash, end of year	$283	$627,847

Supplemental cash flow information:

Cash paid for interest	$-	$109,088
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Series C warrants issued	$-	$1,503,514
Issuance of common stock for settlement of debt	$-	$93,298
Issuance of common stock for settlement of debt - related parties	$-	$193,510
Common stock issued for conversion of debt	$-	$7,657,990
Common stock issued for conversion of Series B Preferred Shares	$-	$69
Common stock issued for exercise of warrants	$36,078	$12,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization and Business Overview

Vocodia Holdings Corp (“Vocodia” or “the Company”) was incorporated in the State of Wyoming on April 27, 2021, and is a conversational artificial intelligence (“AI”) technology provider. Vocodia’s technology is used to increase sales and drive conversions for its product or service.

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, during the six months ended June 30, 2025, the Company had a net loss of approximately $4.0 million and used cash in operations of approximately $0.4 million. As of June 30, 2025, the Company had an accumulated deficit of $104.7 million and negative working capital of $5.9 million. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through June 30, 2025, the Company has received funding in the form of indebtedness and from the sale stock subscriptions. In May 2025, the Company closed on a private offering pursuant to a Securities Purchase Agreement with an accredited investor, pursuant to which the investor purchased a Senior Secured Convertible Note in the original principal amount of $3.3 million including an original issue discount (“OID”) of $0.3 million. As of June 30, 2025, the Company had received total proceeds of $275,000 from the Senior Secured Convertible Note. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2025 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2024 included within the Company’s Current Report on Form 10-K, originally filed with the SEC on June 18, 2025.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2025 may not be indicative of results for the full year. Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries, Vocodia FL, LLC, Vocodia JV, LLC, and CFM. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, assumptions related to the Company’s valuation of derivatives and convertible notes, the valuation allowance on deferred tax assets, share based compensation, useful life for depreciation and amortization of long lived assets, determination of the incremental borrowing rates, short-term debt, convertible notes, stock options and stock warrants. The Company based its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balance with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts. As of June 30, 2025, and December 31. 2024, the Company did not have any cash balances which exceeded the insured amounts.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for major betterments and additions are charged to the property and equipment accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense. The carrying amounts of assets that are sold or retired, and their related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gain or loss is reflected in income. Depreciation is calculated on straight-line basis with estimated useful lives as follows:

Furniture and fixtures	7 years
Computer equipment	5 years

Accounts Receivable

Accounts receivables are recorded at the amount the Company expects to collect on the balance outstanding at year-end. Management closely monitors outstanding balances during the year and allocates an allowance account if appropriate. The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, the current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore relies more on historical and current analysis of such financial instruments.

As of June 30, 2025, and December 31, 2024, the Company had allocated $50,000 and $0, respectively to the allowance for credit loss. The Company writes off bad debts as they occur during the year.

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

The Company’s revenues are currently derived from three sources: (1) implementation fees, (2) offering its software as a service on a recurring monthly basis, and (3) generation and verification of leads. Implementation fees are charged for setting up or calibrating its software so that the AI can be used by the customer for its particular use case and are usually a one-time cost. The Company’s contracts with customers are structured with stated prices per service performed, which are not subject to uncertainty or probability of significant reversal; thus, they do not represent variable consideration. The recurring monthly fees are charged for the ongoing use of the AI to continue to call/prospect for the Company’s customers and are charged on a monthly recurring basis. The Company awards discounts to its customers on a discretionary basis. The Company will consider additional revenue streams as its technology develops, and new opportunities present.

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

The carrying amounts of the Company’s financial instruments including cash, prepaid expenses, accounts payable, accrued liabilities and convertible debt, which approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2025, and as of December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion Feature	$-	$-	$138,050	$138,050
Derivative Liability – December 2024 Note Conversion Feature	$-	$-	$1,145,997	1,145,997
May 2025 Convertible Note	$-	$-	$305,281	$305,281
May 2025 Warrant Liability	$-	$-	$755,618	$755,618

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion feature	$-	$-	$105,337	$105,337

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three and six months ended June 30, 2024, were $103,459 and $229,368, respectively. Advertising expenses for the three and six months ended June 30, 2025, were $175,500 and $216,300, respectively. During the three months ended June 30, 2025, the Company recognized a gain on forgiveness of payables of $79,500 due to a credit received from an advertising vendor on the outstanding balance of accounts payable owed to that vendor. Additionally, during the three months ended June 30, 2025, the Company recorded advertising costs of $139,500 to accounts payable due to a dispute with a vendor over the balance owed by the Company to the vendor (Note 17 – Commitments and Contingencies).

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Further information regarding share-based compensation can be found in Note 13 – Stock-Based Compensation and Warrants.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used either a Black Scholes valuation model or a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo pricing model.

May 2025 Convertible Note

As permitted under ASC 825 Financial Instruments (“ASC 825”), the Company elects to account for the May 2025 Convertible Note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operation. As a result of electing the fair value option, direct costs and fees related to the May 2025 Convertible Note are expensed as incurred.

The Company estimates the fair value of the May 2025 Convertible Note using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible promissory note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg’s Default Risk function which uses our financial information to calculate a default risk specific to the Company.

Basic and Diluted Net Loss Per Share of Common Stock

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

For the six months ended June 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2025	2024
	Shares	Shares
Warrants	612,941,861	1,690,062
Convertible notes payable	1,154,622,304	-
Liquidated damages payable	2,460,461,250	-
	4,228,025,415	1,690,062

Leases

The Company assesses whether a contract is or contains a lease at inception of the contract and recognizes right-of-use assets (“ROU”) and corresponding lease liabilities at the lease commencement date. The lease term is used to calculate the lease liability, which includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The leases the Company currently holds do not have implicit borrowing rates; therefore, the Company utilizes its incremental borrowing rate to measure the ROU assets and liabilities. Operating lease expense is generally recognized on a straight-line basis over the lease term. All leases that have lease terms of one year or less are considered short-term leases and therefore are not recorded through a ROU asset or liability. The Company has elected to apply the practical expedient to not separate the lease and non-lease components of a contract.

The Company determines the appropriate incremental borrowing rate by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the seven-year mortgage interest rate. As of June 30, 2025, and December 31, 2024, the Company did not have any leases with terms longer than a year.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which expires December 31, 2026, unless the Company is otherwise disqualified. Accordingly, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Issued Accounting Pronouncements

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended June 30, 2025, that are of significance or potential significance to the Company.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 requires in-scope crypto assets (including the Company’s digital assets) to be measured at fair value in the balance sheet, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective January 1, 2025, on a prospective basis. The adoption of ASU 2023-08 did not have a material impact on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSE AND OTHER ASSETS

As of June 30, 2025, and December 31, 2024, prepaid expenses and other assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepaid operating expense	$2,847	$53,627
Prepaid insurance	-	23,449
Loan to related party	1,000	1,000
Total prepaid expense and other assets	$3,847	$78,076

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2025, and December 31, 2024, property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	11,815
Total Property and Equipment	39,692	39,692
Less: accumulated depreciation and amortization	(23,953)	(20,780)
Property and Equipment, net	$15,739	$18,912

During the three months ended June 30, 2025, and 2024, depreciation expense relating to property and equipment was $1,587 and $1,480 respectively. During the six months ended June 30, 2025, and 2024, depreciation expense relating to property and equipment was $3,173 and $2,959 respectively.

NOTE 5 – DIGITAL ASSETS

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. As of June 30, 2025, the Company’s digital assets were composed primarily of Solana and Ethereum, with trivial holdings of Bitcoin. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, digital assets are measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Kraken exchange, the active exchange that the Company has determined is its principal market for Solana (Level 1 inputs). Changes in fair value are recognized as incurred in the Company’s Consolidated Statements of Operations, within “Losses on digital assets”, within the Company’s Consolidated Statement of Operations.

The following table summarizes the Company’s digital asset holdings as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Number of Solana units held	868	-
Number of Ethereum units held	2	-
Digital asset carrying value	$138,773	$-

Solana, Bitcoin and Ethereum are digital assets, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding these digital assets does not generate any cash flow and involves custodial fees and other costs. Additionally, the price of these digital assets has historically experienced significant price volatility, and a significant decrease in the price of Solana or Ethereum would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding digital assets also exposes it to counterparty risks with respect to the custody of its digital assets, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

Related Party Digital Asset Loan Collateral

During the second quarter of 2025, the Company’s CEO Brian Podolak (“Podolak”) borrowed funds pursuant to a $55,172 personal loan in which 761 units of the Company’s Solana were pledged as collateral for the loan. The proceeds from the loan were partially used to fund the cost of operating expenses incurred by Podolak on behalf of the Company. The 761 units of Solana that was pledged as collateral is held in a third-party account owned by the lender, however, the Company maintains its ownership of the collateralized units. As of June 30, 2025, the Company had a related party payable balance of $30,876 due to expenses incurred by Podolak on behalf of the Company (Note 15 - Related Party Transactions).

On July 23, 2025, Podolak’s personal loan was amended to increase its principal to $70,695 (Note 18 – Subsequent Events).

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accounts payable	$1,807,941	$1,546,845
Accrued expenses	555,280	386,750
Accrued interest	261,588	11,612
Accounts payable and accrued expenses	$2,624,809	$1,945,207

NOTE 7 – OPERATING LEASES

As of June 30, 2025, and December 31, 2024, the Company had two short-term month-to-month leases. The Company previously had one long-term lease that was used for the Company’s corporate offices. However, the Company moved out of the premises on December 15, 2024. As of June, 30, 2025, and December 31, 2024, our lease liabilities were nil.

Three Months Ended
June 30,
2024
The components of lease expense were as follows:
Short-term lease cost	$(264)
Operating lease cost	30,069
Total lease cost	$29,805

Six Months Ended
June 30,
2024
The components of lease expense were as follows:
Short-term lease cost	$16,212
Operating lease cost	60,138
Total lease cost	$76,350

Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	$62,360

Weighted-average remaining lease term - operating leases (year)	2.42
Weighted-average discount rate - operating leases	6.50%

NOTE 8 – NOTE PAYABLE

On December 16, 2024, the Company issued a note payable of $40,000 to pay professional fees. The note is unsecured, due 180 days from issuance and incurs interest at 20% per annum. During the three and six months ended June 30, 2025, the Company recognized interest expense of $1,995 and $3,967, respectively, due to the note payable. As of June 30, 2025, and December 31, 2024, the Company had a note payable balance of $40,000. As of June 30, 2025, and December 31, 2024, the Company had accrued interest of $4,296 and $329, respectively. As of June 30, 2025, the note payable was in past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The components of convertible notes payable as of June 30, 2025, and December 31, 2024, were as follows:

	Principal	Maturity	Interest	June 30,	December 31,
Convertible Note	Amount	Date	Rate	2025	2024
September 2024 Note	105,300	June 30, 2025	22%	$4,224	$105,300
November 2024 Note	57,500	May 12, 2025	15%	32,712	57,500
December 2024 Note	96,000	June 20, 2025	20%	110,400	60,000
March 2025 Note 1	56,000	December 15, 2025	12%	56,000	-
March 2025 Note 2	30,000	December 7, 2025	15%	30,000	-
March 2025 Note 3	30,000	December 18, 2025	15%	30,000	-
March 2025 Note 4	285,714	December 10, 2025	10%	200,000	-
Total face value				$463,336	$222,800
Unamortized debt discount and issuance costs				(83,945)	(64,929)
Total convertible notes				379,391	157,871
Current portion of convertible notes				(379,391)	(157,871)
Long-term convertible notes				$-	$-

September 2024 Note

On September 18, 2024, the Company entered into a convertible note (the “September 2024 Note”) with a principal amount of $105,300. The September 2024 Note has a $15,300 original issue discount and incurs a one-time interest charge of $13,689 at issuance, equal to an interest rate of 13%. The September 2024 Note is convertible at any time following an event of default with a conversion price of 65% multiplied by the lowest trading price for the Company’s common stock during the ten trading days prior to the conversion date. Further, the September 2024 Note stipulates that each conversion shall have a $1,500 discount on conversion. Additionally, the Company incurred a legal fee reimbursement and due diligence fee amounting to $2,500 and $3,500 recognized as financing costs, respectively.

The September 2024 Note requires payments of principal and accrued interest as follows: 1) $59,495 shall be due by March 30, 2025, 2) beginning on April 30, 2025, four payments of $14,874 shall be due on the 30th day of each month. During the three months ended March 31, 2025, the Company repaid principal of $48,663 and accrued interest of $11,337. During the three months ended June 30, 2025, the holder of the September 2024 Note and the Company agreed to convert a total of $52,413 of principal and $2,352 of accrued interest into 132,730,036 shares of common stock. As a result, the Company recognized a loss on conversion of $44,042. The remaining balance and interest was due on June 30, 2025. On July 9, 2025, the holder of the September 2024 Note and the Company agreed to convert $4,224 of principal to 40,382,256 shares of common stock. As a result, the Company recognized a loss on conversion of $11,929 (Note 18 – Subsequent Events).

The Company recognized the amortization of debt discounts of $2,629 and $12,405 for the three and six months ended June 30, 2025, respectively, due to the September 2024 Note. As of December 31, 2024 and June 30, 2025 the outstanding debt discount balance for the September 2024 Note was $22,762 and $1,457, respectively.

November 2024 Note

On November 13, 2024, the Company entered into a convertible note (the “November 2024 Note”) with a principal amount of $57,500 including a $7,500 original issue discount, and a 15% annual interest rate. The November 2024 Note was issued with 28,750 warrants. The note is convertible at the option of the holder at any time, and the conversion price is 70% multiplied by the lowest trading price of the Company’s common stock during the 10 trading days prior to the conversion date.

On May 13, 2025, the holder of the November 2024 Note elected to convert $8,688 of principal and $4,312 of accrued interest into 37,142,857 shares of common stock. As a result, the Company recognized a loss on conversion of $9,286. On May 21, 2025, the holder of the November 2024 Note elected to convert $16,100 of principal into 46,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $25,300. As of June 30, 2025, the November 2024 Note was past due. Subsequent to the balance sheet date, the holder of the November 2024 Note elected to convert the remaining $32,712 of principal into 337,314,286 shares of common stock. As a result, the Company recognized a loss on conversion of $37,751. (Note 18 – Subsequent Events).

During the three and six months ended June 30, 2025 the Company recognized interest expense of $1,006 and $3,162, respectively, due to the November 2024 Note. The Company recognized the amortization of debt discounts of $20,522 and $42,167 for the three and six months ended June 30, 2025, respectively, due to the November 2024 Note. As of December 31, 2024 and June 30, 2025 the outstanding debt discount balance for the November 2024 Note was $42,167 and $0, respectively. The Company analyzed the conversion feature of the November 2024 Note and determined that in accordance with ASC 815 Derivatives and Hedging, the conversion feature of the note required bifurcation and separate accounting as a derivative liability from the host instrument. The Company has valued the conversion feature using the Black-Scholes pricing model. (Note 11 – Derivative Liabilities).

December 2024 Note

On December 20, 2024, the Company entered into a convertible note (the “December 2024 Note”) with a principal amount of $60,000 including a $10,000 original issue discount and a maturity date of June 20, 2025. It also incurs interest at a rate of 20% per month, compounded monthly. The lender has the right to convert the December 2024 Note, at any time following the qualified date of the Company’s Regulation-A Statement at a conversion price equal to 30% of the lowest trading price of the Company’s common stock during the twenty trading days preceding the conversion date. On August 4, 2025, the Company received a Notice of Qualification for the Regulation-A Statement (Note 18 – Subsequent Events).

On January 17, 2025, the December 2024 Note was amended to increase its principal to $96,000 with a $16,000 original issue discount. The Company determined the amendment qualified as a debt extinguishment in accordance with ASC 470 Debt. As a result, the Company recognized a gain on extinguishment of debt of $11,156. As of June 30, 2025, the December 2024 Note was past due and as a result, the December 2024 Note incurred a 15% late penalty fee which increased the outstanding principal by $14,400. The Company recognized interest expense of $165,923 and $243,041 for the three and six months ended June 30, 2025, respectively, due to the December 2024 Note. As of December 31, 2024 and June 30, 2025 the outstanding debt discount balance for the December 2024 Note was $0.

The Company regularly evaluates its convertible notes for derivative liabilities each reporting period. As of June 30, 2025 the Company determined that in accordance with ASC 815 Derivatives and Hedging the conversion feature of the December 2024 Note required bifurcation and separate accounting as a derivative liability from the host instrument. The Company has valued the conversion feature using a Monte Carlo valuation model (Note 11 – Derivative Liabilities).

On July 21, 2025, the holder of the December 2024 Note elected to convert $2,850 of principal to 95,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $25,650. On August 1, 2025, the holder of the November 2024 Note elected to convert $2,250 of principal to 75,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $12,750. On August 4, 2025, the holder of the December 2024 Note elected to convert $3,150 of principal to 105,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $17,850 (Note 18 – Subsequent Events).

March 2025 Notes

On March 3, 2025, the Company entered into a convertible note (the “March 2025 Note 1”) with a principal of $56,000. The March Note 1 was issued with a $6,000 original issue discount and incurs interest at a rate of 12% per annum. The March Note 1 is convertible at the option of the holders at any time after 180 days of this issuance date of Note, and the conversion price is 61% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date. During the three and six months ended June 30, 2025 the Company recognized interest expense of $1,675 and $2,191, respectively, due to the March 2025 Note 1. The Company recognized the amortization of debt discounts of $1,902 and $2,487 for the three and six months ended June 30, 2025, respectively, due to the March 2025 Note 1. As of June 30, 2025 the outstanding debt discount balance for the March 2025 Note 1 was $3,513.

On March 7, 2025, and March 18, 2025, the Company entered into two convertible notes (the “March 2025 Note 2” and “March 2025 Note 3”, respectively) with an investor. The March 2025 Note 2 and March 2025 Note 3 both have a principal of $30,000. They were also both issued with a $5,000 original issue discount and both have a 15% annual interest rate. Both notes are convertible at the option of the holder at any time with a conversion price equal to 60% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the three and six months ended June 30, 2025 the Company recognized interest expense of $1,122 and $1,418, respectively, due to the March 2025 Note 2. The Company recognized the amortization of debt discounts of $9,927 and $12,545 for the three and six months ended June 30, 2025, respectively, due to the March 2025 Note 2. As of June 30, 2025 the outstanding debt discount balance for the March 2025 Note 2 was $17,455. During the three and six months ended June 30, 2025 the Company recognized interest expense of $1,122 and $1,282, respectively, due to the March 2025 Note 3. The Company recognized the amortization of debt discounts of $9,927 and $11,345 for the three and six months ended June 30, 2025, respectively, due to the March 2025 Note 3. As of June 30, 2025 the outstanding debt discount balance for the March 2025 Note 1 was $18,655.

The Company analyzed the conversion features of the March 2025 Note 2, and the March 2005 Note 3 and determined that in accordance with ASC 815 Derivatives and Hedging, the conversion features of the notes required bifurcation and separate accounting as derivative liabilities from the host instruments. The Company has valued the conversion features using the Black-Scholes pricing model. The derivative liability for the March 2025 Note 2 and March 2025 Note 3 was recognized upon issuance of the notes at a fair value of $141,456. As a result, debt discounts on the notes totaling $50,000 were recognized and the remaining balance of $91,456 was recognized as a “day 1” derivative loss (Note 11 – Derivative Liabilities).

On March 12, 2025, the Company entered into a convertible note (the “March 2025 Note 4”) with a total principal of $285,714 and a total original issue discount of $85,714. The March 2025 Note 4 incurs interest at 10% per annum. As of June 30, 2025 the Company had received proceeds of $130,000 due to the March 2025 Note 4, resulting in a principal balance of $200,000 and an original issue discount balance of $70,000. The March 2025 Note 4 is convertible into common shares at any time, with a conversion price equal to the lowest daily Volume-Weighted Average Price on the trading day immediately prior to the date that a tranche of funding is advanced to the Company. During the three and six months ended June 30, 2025 the Company recognized interest expense of $4,986 and $5,628, respectively, due to the March 2025 Note 4. The Company recognized the amortization of debt discounts of $23,930 and $27,135 for the three and six months ended June 30, 2025, respectively, due to the March 2025 Note 4. As of June 30, 2025 the outstanding debt discount balance for the March 2025 Note 4 was $42,865.

NOTE 10 – MAY 2025 CONVERTIBLE NOTE

On May 13, 2025, the Company closed on a private offering pursuant to a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor purchased a Senior Secured Convertible Note (the “May 2025 Convertible Note”) in the original principal amount of $3,333,333 including an original issue discount (“OID”) of $333,333. Interest accrues at a rate of 10% per annum. The Company also entered into a Security Agreement giving the Investor a senior secured position against the Company’s assets.

The consideration to the Borrower for the May 2025 Convertible Note is up to three million Dollars ($3,000,000) (the “Consideration”) to be paid in one or more tranches (each, a “Tranche”). The first five (5) Tranches (the “Initial Tranches”) shall consist of a payment by Holder to Borrower of one hundred ten thousand Dollars, with the first Initial Tranche advanced on the Issue Date. Following the funding of the Initial Tranches, and subject to the conditions set forth herein, the Holder shall continue to advance Tranches to the Borrower in minimum amounts of one hundred thousand Dollars ($100,000) per Tranche on a monthly basis, subject to certain conditions set forth in the May 2025 Convertible Note. Eighty percent of each tranche’s proceeds must be used to purchase specific crypto assets, with the remainder for working capital. The maturity date (“Maturity Date”) shall be the earlier of May 13, 2026 or the date in which the Company completes a Registered Public Offerring of the shares of the Company.

The May 2025 Convertible Note is convertible into shares of the Company’s common stock at a Conversion Price equal to the lower of (i) $0.001 or (ii) lowest daily VWAP on the Trading Day immediately prior to the date that any Tranche is advanced.

As of June 30, 2025, the Company has issued an aggregate principal of $333,333 of May 2025 Convertible Notes and received $275,000 in cash proceeds.

Additionally, for each dollar of principal issued under the May 2025 Convertible Note the Company shall issue the Investor a warrant to purchase 1,000 shares of the Company’s common stock at an exercise price of $0.001 per share for a period of 5 years (the “Warrants”).

Due to certain embedded contingent redemption features within the May 2025 Convertible Note, the Company elected to account for the May 2025 Convertible Note and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of other income (loss) in the consolidated statements of operations. As a result of electing the fair value option, $25,000 of direct costs and fees related to the issuance of the May 2025 Convertible Note were expensed immediately. As the fair value of the liabilities required to be subsequently measured at fair value exceeded the net proceeds received, the Company recognized the excess of the fair value over the net proceeds received as a loss upon issuance of notes and warrants of $756,621 which is included in other income (expense) in the condensed consolidated statement of operations.

For the three and six months ended June 30, 2025, the Company recorded a gain of $31,824 related to the change in fair value of the May 2025 Convertible Note which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the May 2025 Convertible Note totaled $3,365 for the three and six months ended June 30, 2025, and is included within change in fair value of the convertible notes in the consolidated statement of operations.

The following table presents the change in the balances of the May 2025 Convertible Note for the periods identified:

Balance, January 1, 2025	$-
Note issuances	333,333
Change in fair value	(31,824)
Balance, June 30, 2025	$301,509
Plus: accrued interest	3,772
Balance, June 30, 2025 – Convertible Notes FVO	$305,281

In July of 2025 the Company issued an aggregate principal of $122,222 of May 2025 Convertible Notes and received $100,000 in cash proceeds, net of an original issue discount of $12,222 and $10,000 withheld by the Investor for legal fees. (Note 18 – Subsequent Events)

NOTE 11 – DERIVATIVE LIABILITITES

The Company regularly evaluates its convertible notes for derivative liabilities each reporting period. As of June 30, 2025 the Company determined that in accordance with ASC 815 Derivatives and Hedging the conversion feature of the December 2024 Note required bifurcation and separate accounting as a derivative liability from the host instrument. As a result, the Company recorded a derivative liability of $1,145,997 as of June 30, 2025 and a correspond loss on recognition of derivative liability of $1,145,997. The Company has valued the conversion feature using a Monte Carlo valuation model (Note 9 – Convertible Notes).

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined the derivative liabilities from convertible notes to be a Level 3 fair value measurement. The Company used a Monte Carlo valuation model to calculate the fair value of the derivative liability from the conversion feature of the December 2024 Note. The company used the Black-Scholes pricing model to calculate the fair value as of the issuance date and each reporting date for the conversion features of the other convertible notes (Note 9 – Convertible Notes Payable). Changes to the inputs used in the Monte Carlo valuation model or the Black-Scholes pricing model could produce a significantly higher or lower fair value measurement.

The following table summarizes the assumptions used to calculate the fair value of the December 2024 Note derivative liability measured using a Monte Carlo valuation model as of June 30, 2025:

June 30,
2025
Share Price	$0.0002
Expected volatility	200.00%
Risk-free interest rate	4.50%

The following table summarizes the assumptions used to calculate the fair value of the derivative liabilities measured using the Black-Scholes pricing model as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Expected conversion price	$0.00021 – 0.00018	$0.0025 – 0.0026
Expected term	0.08 – 0.47	0.36 – 5.00
Expected volatility	248% - 259%	67% - 146%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	4.28% - 4.29%	3.73% - 4.40%

For the six months ended June 30, 2025 and 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Balance - December 31, 2024	$105,337
Addition of new derivatives recognized as debt discounts	50,000
Addition of new derivatives recognized as loss on derivatives	91,456
Change in fair value of the derivative	(140,272)
Balance - March 31, 2025	$106,521
Recognition of derivative liability due to December 2024 Note conversion feature	1,145,997
Change in the fair value of the derivative	31,529
Balance – June 30, 2025	$1,284,047

The aggregate loss on derivatives during the six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended
	June 30,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$91,456	$-
Loss due to derivative liability on December 2024 Note conversion feature	1,145,997	-
(Gain) loss on change in fair value of the derivative liabilities	(108,743)	115,296
	$1,128,710	$115,296

NOTE 12 – WARRANT LIABILITY

On May 13, 2025, the Company issued the May 2025 Convertible Note alongside warrants to purchase 611,111,111 shares of the Company’s common stock (Note 10 – May 2025 Convertible Note). Each warrant may be exchanged for a share of common stock at a conversion price of $0.001 per share. The warrants have a term of five years.

The Company evaluated the warrants in accordance with the guidance at ASC 480 ASC 815 and determined that the warrants are precluded from being considered indexed to the entity’s own stock, resulting in the warrants being classified as a liability. Due to path dependent exercise price reset features, the fair value of the warrants was estimated utilizing a Monte Carlo simulation using relevant assumptions on the grant date, resulting in a total fair value of $723,288, which the Company recorded as a liability. The Company also determined that the warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

For the three and six months ending June 30, 2025, the Company recognized a loss of $32,330 related to the change in fair value of the warrant liability. The fair value was estimated utilizing a Monte Carlo simulation with assumptions relevant on June 30, 2025, resulting in a total fair value of $755,618.

As of June 30, 2025, the Company had 611,111,111 liability classified warrants outstanding.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Series A Preferred Stock

Effective February 24, 2025, the Company amended the Designation of the Series A Preferred Stock to restore voting rights previously eliminated. Pursuant to the amendment, Holders of the Series A Preferred Stock shall have the right to vote on any matters brought before the stockholders of the Company for a vote as a single class. Each share of Series A Preferred Stock shall have the equivalent voting power of 10,000 shares of the Company’s common stock.

The Company has designated 4,000,000 preferred shares, par value $0.0001, as Series A Preferred Stock.

The Series A Preferred Stockholders are not entitled to any dividends, or mandatory conversion right or liquidation preference, however, they do have a voluntary conversion right.

Holders of the Company’s Series A Preferred Stock shall have the right to convert at a ratio of 0.025 share of the Company’s common stock for 1 share of the Company’s Series A Preferred Stock (subject to adjustments relating to stock splits, distributions, mergers, consolidation, exchange of shares, recapitalization, reorganization, or other similar event). “Conversion Period” shall mean the period commencing on the earlier of (i) six months after the SEC declares the Company’s Registration Statement on Form S-1 No. 333-269489 effective and (ii) the first anniversary of this unanimous written consent and ending on the fifth anniversary of this unanimous written consent. The conversion right of the Series A Shareholders shall become valid and in force when the SEC declares the Company’s Registration Statement on Form S-1 No. 333- 269489 effective.

As of June 30, 2025, and December 31, 2024, 4,000,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

Effective September 27, 2023, the Company has amended the certificate of designation to authorize 3,000 preferred shares, par value $0.0001, as Series B Preferred Stock. Series B Preferred Stock has no voting rights but shall be mandatorily converted into common stock with voting rights upon the completion of our initial public offering or a change of control. The Series B Preferred Stockholders are not entitled to any dividends.

In January 2024, the Company issued an aggregate of 605 shares of our Series B Preferred Stock to several individuals for $605,000. In February 2024, 1,910 shares of Series B Preferred Stock were converted into 691,404 shares of common stock upon the closing of the IPO.

As of June 30, 2025, and December 31, 2024, 0 shares of Series B Preferred Stock were issued and outstanding.

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

As of June 30, 2025, and December 31, 2024, 0 shares of Series C Convertible Preferred Stock were issued and outstanding.

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

As of June 30, 2025, and December 31, 2024, 0 shares of Series D Redeemable Preferred Stock were issued and outstanding.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the six months ended June 30, 2024, the Company had the following common stock transactions:

●	The Company issued 1,400,000 units as part of its IPO; each unit consisted of 1 common share, 1 Series A Warrant and 1 Series B Warrant. The units were issued at a price of $4.25 per unit for gross proceeds of $5,950,000. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	The company issued 143,262 common shares for settlement of $268,808 of accounts payable due to related and unrelated parties. The amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	The Company issued 1,801,880 common shares, with a fair value of $7,657,990, for the settlement of convertible notes and accrued interest.

●	The Company issued 8,920,700 common shares due to the cashless exercise of 651,929 warrants.

During the six months ended June 30, 2025, the Company had the following common stock transactions:

●	During the three months ended March 31, 2025, 148,186,387 common shares were issued due to the cashless exercise of 22,300 Series B warrants.

●	During the three months ended March 31, 2025, 33,811,286 common shares were issued due to the cashless exercise of 14,000 Series C warrants.

●	During the three months ended June 30, 2025, 178,775,882 common shares were issued due to the cashless exercise of 6,302 Series B warrants.

●	During the three months ended March 31, 2025 the Company issued 101,855,000 shares of common stock to settle $123,132 of the liability due to liquidated damages settlements (Note 17 – Commitments and Contingencies).

●	During the three months ended June 30, 2025, the Company issued 277,500,000 shares of common stock to settle $177,341 of the liability due to liquidated damages settlements (Note 17 – Commitments and Contingencies).

●	During the three months ended June 30, 2025, the Company issued 83,142,857 shares of common stock due to the conversion of $29,100 of principal and accrued interest from the November 2024 Note (Note 9 – Convertible Notes Payable).

●	During the three months ended June 30, 2025, the Company issued 132,730,036 shares of common stock due to the conversion of $54,765 of principal and accrued interest from the September 2024 Note (Note 9 – Convertible Notes Payable).

As of June 30, 2025, and December 31, 2024, 1,256,214,474 and 300,213,026 shares of common stock were issued and outstanding, respectively.

NOTE 14 – STOCK-BASED COMPENSATION AND WARRANTS

The Company did not recognize any stock-based compensation during the three months ended June 30, 2025, and 2024. During the six months ended June 30, 2025, and 2024, stock-based compensation was recognized as follows:

	June 30,	June 30,
	2025	2024
Professional fees -restricted stock awards	$-	$153,000
	$-	$153,000

The Company valued compensation expenses to employees based on fair value of common stock using a weighted average price of shares issued to unrelated parties for cash and compensation multiplied by the number of shares issued to the employees.

Warrants

During the three months ended March 31, 2024, the Company issued 1,609,900 series A warrants with an exercise price of $5.53 and a term of 5 years.

During the three months ended March 31, 2024, the Company issued 1,610,000 series B warrants with an exercise price of $8.50 and a term of 5 years.

During the three months ended March 31, 2024, the Company issued 495,076 Series C warrants with an exercise price of $8.50 and a term of 5 years.

A summary of the activity of the warrants during the six months ended June 30, 2025, is as follows:

	Warrants Outstanding		Weighted
	Number of	Weighted Average Exercise	Average Remaining life
	Warrants	Price	(years)
Outstanding, December 31, 2024	1,846,352	$5.48	3.73
Granted	-	-	-
Expired/cancelled	-	-	-
Exercised	(36,300)	8.50	-
Outstanding, March 31, 2025	1,810,052	$5.42	3.47
Granted	-	-	-
Expired/cancelled	-	-	-
Exercised	(6,302)	8.50	-
Outstanding, June 30, 2025	1,803,750	5.41	3.22
Exercisable, June 30, 2025	1,803,750	5.41	3.22

The intrinsic value of the warrants as of June 30, 2025, is $0.

NOTE 15 – RELATED PARTY TRANSACTIONS

Related Party Operating Expenses

During the three months ended June 30, 2025, and 2024, the Company incurred approximately $0 and $10,000, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

During the six months ended June 30, 2025, and 2024, the Company incurred approximately $0 and $40,000, respectively, investor marketing and relations services from a company owned by the former chief strategy officer.

Related Party Consulting Services

The Company incurred related party consulting services during the three months ended June 30, 2025 and 2024 of $35,500 and $0, respectively, due to SGT Teams, a company owned by the Company’s CEO. The company recognized related party consulting services of $68,777 and $80,917 during the six months ended June 30, 2025, due to consulting services provided by SGT Teams. As of June 30, 2025 and December 31, 2025 the Company had an outstanding accounts payable balance of $0, due to SGT Teams.

Related Party Note Payable.

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of June 30, 2025, and December 31, 2024, the remaining note payable balance was $77,251 and $77,251, respectively, which includes all outstanding principle and accrued interest.

Related Party Management Fees

As of June 30, 2025, and December 31, 2024, the Company had an outstanding accounts payable balance of $13,197, due to 47 Capital Management, LLC, an entity wholly owned by the Company’s former CFO.

During the six months ended June 30, 2025, and 2024, the Company recognized expenses of $26,000 and $163,457, respectively, due to Thornhill Advisory Group, Inc. (“Thornhill”), an entity majority owned by the Company’s former CFO. During the three months ended June 30, 2025 and 2024, the Company recognized expenses of $19,500 and $52,000, respectively, due to Thornhill. From November 2023 through December 2024, Thornhill provided outsourced CFO services. As of June 30, 2025, and December 31, 2024, the Company had an outstanding accounts payable balance of $38,500 and $55,000, respectively, due to Thornhill.

Related Party Debt Conversion to Common Stock

In January 2024, 38,404 shares, valued at $2.00 per share, for a total value of $77,095 were issued to the CEO for settlement to related parties for accounts payable.

In January 2024, 47,584 shares, valued at $2.00 per share, for a total value of $95,165 were issued to the Chief Product Officer for settlement to related parties for accounts payable.

In January 2024, 10,625 shares, valued at $2.00 per share, for a total value of $21,250 were issued to a company owned by the CFO for settlement to related parties for accounts payable.

Related Party Digital Asset Loan Collateral

During the second quarter of 2025 the Company’s CEO Brian Podolak (“Podolak”) borrowed funds pursuant to a $55,172 personal loan in which 761 units of the Company’s Solana were pledged as collateral for the loan. The proceeds from the loan were partially used to fund the cost of operating expenses incurred by Podolak on behalf of the Company. The 761 units of Solana that was pledged as collateral is held in a third-party account owned by the lender, however, the Company maintains its ownership of the collateralized units. As of June 30, 2025, the Company had a related party payable balance of $30,876 due to expenses incurred by Podolak on behalf of the Company (Note 5 – Digital Assets).

On July 23, 2025, Podolak’s personal loan was amended to increase its principal to $70,695 (Note 18 – Subsequent Events).

NOTE 16 – LEGAL PROCEEDINGS

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

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends to vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

In March 2025, Berkowitz Pollack & Brant Advisors filed a lawsuit against the Company for unpaid professional fees in the amount of $48,057.

Settlement Agreement with Carstens, Allen & Gourley, LLP

Carstens, Allen & Gourley, LLP (“Carstens”) commenced an action before the Texas Civil Court against the Company on or about August 12, 2024 (“Lawsuit”). In the Lawsuit, Carstens alleges that the Company was in breach of contract by failure and refusal to pay attorneys’ fees that it owes to Carstens. The Company has entered into settlement negotiations with Carstens. In December 2024, Carstens filed for a default judgement for the unpaid fees. The Company is negotiating with Carstens for a mutually acceptable settlement. In April 2025, the Company reached a settlement agreement, to pay Carstens the total sum of $160,000 with interest of $10,366 in 13 payments. A late payment fee of 12.5% is incurred on any payments the Company does not pay when due. Upon signing the settlement, Carstens filed with the courts to dismiss the lawsuit.

As a result of the settlement agreement with Carstens the Company recognized a loss on settlement of debt of $53,093. As of June 30, 2025 the Company had an accrued expenses balance of $162,083 due to the settlement agreement with Carstens. The Company recognized late penalty fees of $5,114 due to the balance owed to Carstens during the three months ended June 30, 2025. The late penalty fee was recorded as part of the loss on settlement of debts on the consolidated statement of operations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, which are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On March 6, 2025, the Company entered into a liquidated damages settlement (“Damages Settlement 1”) of $500,000 to be paid in common stock of the Company to an investor as a result of a failure to issue common stock from the exercise of warrants in a timely manner. As a result, the Company recognized a $500,000 liquidated damages liability.

During the three months ended March 31, 2025, the Company issued 78,855,000 shares of common stock valued at $133,297 for partial settlement of the Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $44,727. During the three months ended June 30, 2025, the Company issued 232,500,000 shares of common stock valued at $122,736 for partial settlement of Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $32,154.

On March 20, 2025, the Company entered into a liquidated damages settlement (“Damages Settlement 2”) of $210,375 to be paid by the issuance of 140,000,000 shares of common stock to an investor as a result of the failure to issue common stock from the exercise of 3,400 Series C warrants in a timely manner. As a result, the Company recognized a $210,375 liquidated damages liability.

During the three months ended March 31, 2025, the Company issued 23,000,000 shares of common stock valued at $34,500 for the partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $62. During the three months ended June 30, 2025, the Company issued 45,000,000 shares of common stock valued at $22,500 for the partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $45,121.

As of June 30, 2025, the Company had an outstanding liquidated damages payable balance of $396,886.

During the three months ended June 30, 2025, the Company recorded advertising costs of $139,500 to accounts payable due to a dispute with a vendor over the balance owed by the Company to the vendor.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

Common Share Offering and Qualification of Regulation-A

Subsequent to June 30, 2025, the Company commenced an offering for up to 30,000,000,000 shares of the Company’s common stock, including 480,000,000 shares of common stock being offered by certain selling shareholders, on a “best efforts” basis at an offering price of $.0001. The Offering Statement on Form 1-A was qualified by the Securities and Exchange Commission on August 4, 2025. The offering will continue for one year after the qualification or until all the offered shares are sold, whichever occurs earlier.

Receipt of May 2025 Convertible Note Proceeds

In July of 2025 the Company issued an aggregate principal of $122,222 of May 2025 Convertible Notes and received $100,000 in cash proceeds, net of an original issue discount of $12,222 and $10,000 withheld by the Investor for legal fees. Please see Note 9 – May 2025 Convertible Note for more information.

Conversion of Convertible Notes to Common Stock

On July 9, 2025, the holder of the September 2024 Note and the Company agreed to convert $4,224 of principal to 40,382,256 shares of common stock. As a result, the Company recognized a loss on conversion of $11,929 (Note 8 – Convertible Notes Payable).

Between July 8, 2025, and August 12, 2025 the holder of the November 2024 Note elected to convert $32,712 of principal into 337,314,286 shares of common stock. As a result, the Company recognized a loss on conversion of $37,751. (Note 9 – Convertible Notes Payable).

Between July 21, 2025 and August 13, 2025, the holder of the December 2024 Note elected to convert $27,690 of principal of the December 2024 Note to 414,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $64,610 (Note 9 – Convertible Notes Payable).

Conversion of Liquidated Damages Payable to Common Stock

Between July 7, 2025, and September 2, 2025 the Company issued 1,022,900 shares of common stock valued at $324,850 for partial settlement of Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $183,594. On July 15, 2025, the Company issued 47,000,000 shares of common stock valued at $70,626 for partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $47,126 (Note 17 – Commitments and Contingencies).

Exercise of Warrants

On July 11, 2025, the Company issued 56,664,000 shares of common stock due to the cashless exercise of 1,000 Series C warrants.

On July 17, 2025, the Company issued 113,329,334 shares of common stock due to the cashless exercise of 2,000 Series B warrants.

On August 21, 2025, the Company issued 148,748,250 shares of common stock due to the exercise of 875 Series B warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. In addition, our consolidated financial statements and the financial data included in this Quarterly Report on Form 10-Q reflect our reorganization and have been prepared as if our current corporate structure had been in place throughout the relevant periods. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these and other risks and uncertainties, please see the items listed above under the section captioned “Risk Factors”, as well as any other cautionary language contained in this Quarterly Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events after the date of this Quarterly Report on Form 10-Q.

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

Overview

Vocodia Holdings Corp (“VHC”) was incorporated in the State of Wyoming on April 27, 2021, and is a conversational AI technology provider. Vocodia’s technology is designed to drive better sales and services for its customers. Clients turn to Vocodia for their product and service needs.

Business Summary

We are an AI software company that builds practical AI functions and makes them easily obtainable for businesses on cloud-based platform solutions at low costs and scalable to multiagent vast enterprise solutions.

Our operations include our wholly owned subsidiary, Click Fish Media, Inc. (“CFM”), which was incorporated in the State of Florida on November 26, 2019, and is an IT services provider. CFM was formerly owned by James Sposato, who is an officer and director of the Company. CFM was acquired by us from Mr. Sposato in accordance with the Contribution Agreement, dated August 1, 2022. In the Contribution Agreement, Mr. Sposato (“Contributor”), has contributed, assigned, transferred and delivered to us, the outstanding capital stock of CFM and we have accepted the contributed shares from the Contributor. As full consideration for the contribution, we have paid the Contributor consideration in the amount of $10.

An illustration of our organizational structure is provided below:

We aim to offer corporate clients scalable enterprise AI sales and customer service solutions intended to rapidly increase sales and service, while lowering employment costs.

We seek to enhance rapport and relationship building for customers, which is a necessary component of sales. We believe that there is a positive correlation between AI which sounds similar to a human voice over the phone and better customer rapport and customer service benefits. With our advanced AI, we believe that it will be difficult for customers to distinguish between speaking to a human sales representative and to an AI bot. We believe we can increase customer satisfaction and maximize potential service efficiency for our clients. Our goal is to provide quick training and deployment, potentially unlimited scalability, easy integration with existing corporate platforms and other benefits to our customers from AI’s efficiency. We strive to help our customers manage budgets and perform better than the high costs of existing sales and service personnel.

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

Pursuant to Exchange Rule 14.12(h) the Company appealed the staff’s decision, and an appeal hearing was held on August 8, 2024, before a two-member Panel (the “Panel”). On September 6, 2024, the Company received notice that the Panel rejected the Company’s appeal and determined to delist the Company’s securities. The receipt of the Panel’s decision will result in the immediate delisting of the Company’s Common Stock and Warrants on the Cboe, under the symbols “VHAI,” “VHAI+A,” and “VHAI+B”, and a Form 25-NSE will be filed with the Commission, which will remove the Company’s securities from listing and registration on Cboe. The Company did not appeal the Panel’s decision. Therefore, the trading of the Company’s Common Stock and Warrants was suspended at the close of business on September 10, 2024, and delisted from Cboe, as indicated in the Panel’s letter.

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

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024.

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	June 30,
	2025	2024	Change	%
Revenues	$15,136	$75	15,061	20,081%
Cost of revenue	38,810	23,369	15,441	66%
Gross profit (loss)	(23,674)	(23,294)	(380)	2%

Operating costs and expenses:
Operating expense	548,488	1,609,883	(1,061,395)	-66%

Other income (expenses)	(2,297,809)	74,185	(2,371,994)	-3,197%

Net loss	$(2,869,971)	$(1,558,992)	(1,310,979)	84%

Revenues increased by $15,061, or 22,081%, to $15,136 for the three months ended June 30, 2025 from $75 for the three months ended June 30, 2024. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. Beginning in the first half of 2025 we began engaging new customers with our DISA product.

Cost of Revenue

Cost of revenue increased by $15,441, or 66%, to $ 38,810 for the three months ended June 30, 2025 from $23,369 for the three months ended June 30, 2024, primarily due to increased cost of our cloud hosting platform.

Gross Loss

The increase in our gross loss of $380 to a gross loss of $23,674 for the three months ended June 30, 2025 from a gross loss of $23,294 for the three months ended June 30, 2024 is primarily attributable to the increased costs of our cloud server expenses.

Operating Expenses

	Three Months Ended
	June 30,
	2025	2024	Change	%
Operating Expenses
General and administrative expenses	$459,538	$834,244	(374,706)	-45%
Salaries and wages	-	446,924	(446,924)	-100%
Research and development and other service providers	53,450	328,715	(275,265)	-84%
Consulting expense – related party	35,500	-	35,500	100%
Total Operating Expenses	$548,488	$1,609,883	(1,061,395)	-66%

Operating expense decreased by $1,058,729 or 66% to $551,154 for the three months ended June 30, 2025 from $1,609,883 for the three months ended June 30, 2024 primarily due to the reduction in general and administrative expenses related to going public in early 2024, a reduction in software development costs related to our DISA products and a reduction in salaries and wages and stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses decreased by $374,706 or 45% to $459,538 during the three months ended June 30, 2025 from $834,244 during the three months ended June 30, 2024. The decrease is primarily a result of a reduction of costs incurred that were related to going public during the first quarter of 2024 such as insurance, professional fees, and investor relations.

Salaries and wages decreased by $446,924, or 100%, to $0 for the three months ended June 30, 2025 from $446,924 for the three months ended June 30, 2024, due to a reduction in staff in 2024 and a reduction in stock based compensation paid.

Research and development and other service providers expense decreased by $275,265, or 84%, to $53,450 for the three months ended June 30, 2025 from $328,715 for the three months ended June 30, 2024, primarily related to a decrease in software development costs related to our DISA products.

Related party consulting expenses increased by $35,500, or 100%, to $35,500 for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. The expenses are due to consulting services provided by a company owned by our CEO.

Total other income (expense)

During the three months ended June 30, 2025, we had other expenses of $2,297,809, which consisted of the loss on issuance of the May 2025 convertible note and warrants of $756,621, interest expense of $289,160, the change in fair value of the warrant liability of $32,330, derivative expense and the change in fair value of the derivative liability of $1,177,526, the loss on settlement of debts of $134,320, and losses on digital assets of $15,404, offset by the change in fair value of the May 2025 convertible note of $28,052, and the gain on forgiveness of payables of $79,500.

Comparison of the six months ended June 30, 2025, to the six months ended June 30, 2024

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Six Months Ended
	June 30,
	2025	2024	Change	%
Revenues	$15,136	$75	15,061	20,081%
Cost of revenue	85,939	56,259	29,680	53%
Gross profit (loss)	(70,803)	(56,184)	(14,619)	26%

Operating costs and expenses:
Operating expense	812,282	4,399,453	3,587,171	-82%

Other income (expenses)	(3,159,700)	(4,048,726)	889,025	-22%

Net loss	$(4,042,785)	$(8,504,363)	4,461,577	-52%

Revenues increased by $15,061, or 22,081%, to $15,136 for the six months ended June 30, 2025 from $75 for the six months ended June 30, 2024. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. Beginning in the first half of 2025 we began engaging new customers with our DISA product.

Cost of Revenue

Cost of revenue increased by $29,680, or 53%, to $85,939 for the six months ended June 30, 2025, from $56,259 for the six months ended June 30, 2024, primarily due to increased cost of our cloud hosting platform.

Gross Loss

The increase in our gross loss of $14,619 to a gross loss of $70,803 for the six months ended June 30, 2025, from a gross loss of $56,184 for the six months ended June 2024, is primarily attributable to the increased costs of our cloud server expenses.

Operating Expenses

	Six Months Ended
	June 30,
	2025	2024	Change	%
Operating Expenses
General and administrative expenses	$662,429	$2,367,339	(1,704,910)	-72%
Salaries and wages	-	829,307	(829,307)	-100%
Research and development and other service providers	81,076	1,121,890	(1,040,814)	-93%
Consulting expense – related party	68,777	80,917	(12,140)	-15%
Total Operating Expenses	$812,282	$4,399,453	(3,587,171)	-82%

Operating expense decreased by $3,587,171 or 82% to $812,282 for the six months ended June 30, 2025 from $4,399,453 for the six months ended June 30, 2024 primarily due to the reduction in general and administrative expenses related to going public in early 2024, a reduction in software development costs related to our DISA products and a reduction in salaries and wages and stock based compensation expenses paid to employees and service providers.

General and Administrative Expenses decreased by $1,704,910 or 72% to $662,429 during the six months ended June 30, 2025, from $2,367,339 during the six months ended June 30, 2024. The decrease is primarily a result of a reduction of the Company’s costs related to going public during the first quarter of 2024 such as insurance, professional fees, and investor relations.

Salaries and wages decreased by $829,307, or 100%, to $0 for the six months ended June 30, 2025, from $829,307 for the six months ended June 30, 2024, due to a reduction in staff in 2024 and a reduction in stock-based compensation paid.

Research and development and other service providers expense decreased by $1,040,814, or 93%, to $81,076 for the six months ended June 30, 2025, from $1,121,890 for the six months ended June 30, 2024, primarily related to a decrease in software development costs related to our DISA products.

Related party consulting expenses decreased by $12,140, or 15%, to $68,777 for the three months ended June 30, 2025 from $80,917 for the three months ended June 30, 2024. The expenses are due to consulting services provided by a company owned by our CEO.

Total other income (expense)

During the six months ended June 30, 2025, we had other expenses of $3,159,700, which consisted of derivative expense the change in the fair value of the derivative liability of $1,128,710, the loss on issuance of the May 2025 convertible note of $756,621, liquidated damages of $710,375, interest expense of $405,982, the loss on settlement of debts of $167,830, bad debt expense of $50,000, the change in fair value of warrant liability of $32,330, and the losses on digital assets of $15,404, offset by the gain from forgiveness of payables of $79,500, and the change in fair value of the May 2025 convertible note of $28,052.

Liquidity and Capital Resources

The following table provides selected financial data about us as of June 30, 2025 and December 31, 2024

	June 30,	December 31,
	2025	2024	Change	%
Current assets	$5,130	$128,357	$(123,227)	-96%
Current liabilities	$5,948,445	$2,363,345	$3,585,100	152%
Working capital (deficiency)	$(5,943,315)	$(2,234,988)	$(3,708,327)	166%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2025, and December 31, 2024 we had cash of $283 and $281, respectively. Current assets decreased by $123,227, or 96%, to $5,130 as of June 30, 2025 from $128,357 as of December 31, 2024. The decrease was primarily attributable to a reduction in prepaid expense of $74,229 and a reduction of accounts receivable of $49,000.

Current liabilities increased by $3,546,765, or 150%, to $5,910,110 as of June 30, 2025 from $2,363,345 as of December 31, 2024. The increase was primarily attributable to an increase in the derivative liability of $1,178,710, an increase in the warrant liability of $755,618, an increase in accounts payable and accrued liabilities of $679,602, an increase in liquidated damages payable of $396,886, an increase in the liability from the May 2025 convertible note of $305,281, and an increase in convertible notes payable of $221,520.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of June 30, 2025, we had a working capital deficiency of $5,904,980. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a failure to generate revenue in the short term, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and the six months ended June 30, 2025 have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Six months ended March 31,
	2025	2024	Change
Cash used in operating activities	$(357,158)	$(4,557,406)	$4,200,249
Cash used in investing activities	$(154,177)	$(2,131)	$(152,046)
Cash provided by financing activities	$511,337	$5,187,384	$(4,676,047)

Cash Flow from Operating Activities

Six months ended June 30, 2025 and 2024

We did not generate positive cash flows from operating activities during the six months ended June 30, 2025 and 2024.

Cash flows used in operating activities for the six months ended June 30, 2025 was comprised of a net loss of $4,042,785, reduced by non-cash expenses of $2,894,980. Non-cash expenses were primarily composed of the derivative expense and change in fair value of derivative liability, the amortization of debt issuance costs, liquidated damages from warrants, the loss on issuance of the May 2025 convertible note and warrants, loss on settlement of debt and bad debt expense, offset primarily by the gain on settlement of accounts payable. Cash flows of $790,647 were also produced by the changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, and a decrease in prepaid expense and other assets.

Cash flows used in operating activities for the six months ended June 30, 2024 was comprised of a net loss of $8,504,362, reduced by non-cash expenses of $4,115,874. Non-cash expenses were primarily composed of the loss on settlement of debt of $3,824,936, the amortization of debt issuance costs, stock-based compensation, and a convertible note default penalty, offset primarily by the change in fair value of the derivative liability and the gain on settlement of accounts payable. Cash flows of $168,918 were also used by the changes in the levels of operating assets and liabilities, primarily related to an increase in prepaid expenses and other assets, offset by primarily by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2025 cash flows from investing activities were composed of $170,057 used to purchase digital assets, offset by the proceeds from the sale of digital assets of $15,880.

During the six months ended June 30, 2024 cash flows from investing activities were composed of $2,131 used to purchase property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities of $511,337 included $260,000 from the proceeds from convertible notes payable, $275,000 of proceeds from the May 2025 convertible note and $25,000 of issuance costs from the May 2025 convertible note, offset by $48,663 used to repay convertible notes payable.

During the six months ended June 30, 2024, cash provided by financing activities of $5,187,384 included $5,372,787 of proceeds from the sales of common stock units, proceeds of $605,000 from the sale of Series B Preferred shares, proceeds of $61,073 from the exercise of warrants and $30,000 from the issuance of note payable, offset by the repayment of convertible notes payable of $802,984, the repayment of notes payable of $55,000, and deferred offering costs of $24,375.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Going Concern

Our accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, during the six months ended June 30, 2025, we had a net loss of approximately $4.0 million. As of June 30, 2025, we had an accumulated deficit of $104.7 million and negative working capital of $5.9 million. During the six months ended June 30, 2025, we used cash in operations of approximately $0.4 million. We expect to continue to incur significant expenditures to develop our technology. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used either a Black Scholes valuation model or a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo pricing model.

May 2025 Convertible Note

As permitted under ASC 825 Financial Instruments (“ASC 825”), the Company elects to account for the May 2025 Convertible Note, which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the convertible promissory note attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operation. As a result of electing the fair value option, direct costs and fees related to the May 2025 Convertible Note are expensed as incurred.

The Company estimates the fair value of the May 2025 Convertible Note using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the convertible promissory note, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg’s Default Risk function which uses our financial information to calculate a default risk specific to the Company.

Research and Development

The Company accounts for research and development costs in accordance with ASC subtopic 730-10, Research and Development (“ASC 730-10”).

Under ASC 730-10, all research and development costs must be expensed as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Stock-based Compensation. The Company accounts for our stock-based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value-based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black-Scholes model for measuring the fair value of options.

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

We do not expect the adoption of this pronouncement to have a material effect on our financial statements.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included herein and Note 2 to our audited annual financial statements for the year ended December 31, 2024 included in the 2024 Form 10-K for information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business.

The Company received correspondence in February 2023 from an attorney representing a former customer of the Company. The correspondence contains allegations that the customer provided certain leads to the Company that were not processed by the Company according to the agreement between the Company and the customer. Further, the customer alleges that it paid for the processing of those leads and that it was entitled to a refund of a portion of its payment. The Company has requested details of which leads were not processed; however the customer has not provided those details. The Company denies liability and intends to continue to vigorously defend any action, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. While the outcome is uncertain, the Company has accrued $15,950 and accounted for it as Unearned Revenue until the matter is resolved.

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

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends to vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses.

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

VOCODIA HOLDINGS CORP

Date: September 29, 2025	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

