Form 10-Q
period 2025-09-30
Vocodia Holdings Corp
filed 2025-12-22
CIK 1880431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of December 19, 2025, the registrant had 10,942,818,682 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Vocodia Holdings Corp

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets
Cash	$4,057	$281
Accounts receivable, net	19,369	50,000
Prepaid expenses and other assets	5,181	78,076
Total Current Assets	28,607	128,357

Non-Current Assets
Property and equipment, net	14,153	18,912
Digital assets	9,023	-
Other assets	-	713
Total Non-Current Assets	23,176	19,625

TOTAL ASSETS	$51,783	$147,982

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,103,909	$1,945,207
Liquidate damages payable	74,844	-
Contract liabilities	15,950	15,950
Related party payable	55,872	98,980
Note payable	40,000	40,000
Convertible notes payable, net	470,207	157,871
May 2025 convertible note	891,664	-
Warrant liability	23,517	-
Derivative liability	2,448,488	105,337
Total Current Liabilities and Total Liabilities	7,124,451	2,363,345

Commitments and contingencies	-	-

Shareholders’ Deficit
Preferred stock, $0.0001 par value; 24,000,000 shares authorized;
Series A Preferred Stock, 4,000,000 shares designated, $0.0001 par value; 4,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024	400	400
Series B Preferred Stock, 3,000 shares designated, $0.0001 par value; 0 and 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024	-	-
Series C Convertible Preferred Stock, 7,000 shares designated, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024	-	-
Series D Redeemable Preferred Stock, 20,000 shares designated, $0.0001 par value;0 shares issued and outstanding as of September 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value: 15,000,000,000 shares authorized; 3,735,352,600 and 300,213,026 shares issued and outstanding, as of September 30, 2025, and December 31, 2024, respectively	373,535	30,021
Additional paid-in capital	99,094,672	98,361,469
Accumulated deficit	(106,541,275)	(100,607,253)
Total shareholders’ deficit	(7,072,668)	(2,215,363)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$51,783	$147,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Sales, net	$51,324	$50,156	$66,461	$50,231
Cost of sales	40,636	74,062	126,575	130,321
Gross loss	10,688	(23,906)	(60,114)	(80,090)

Operating Expenses
General and administrative expense	368,534	740,010	1,058,489	3,188,266
Salaries and wages	3,000	349,731	3,000	1,179,038
Research and development and other service providers		217,360	53,550	1,339,250
Consulting expense – related party	38,500	-	107,277	-
Total Operating Expenses	410,034	1,307,101	1,222,316	5,706,554

Operating loss	(399,346)	(1,331,007)	(1,282,430)	(5,786,644)

Other income (expense)
Other income	21,808	1,875	21,808	76,943
Gain on digital assets	18,352	-	2,948	-
Gain on Solana used to repay loan held by related party	6,992		6,992	-
Liquidated damages	-	-	(710,375)	-
Loss on issuance of May 2025 convertible note and warrants	-		(756,621)
Change in fair value of May 2025 convertible note	(492,933)	-	(464,881)	-
Change in fair value of warrant liability	732,101		699,771
Derivative expense and change in fair value of derivative liability	(1,164,441)	-	(2,293,151)	115,296
Gain from forgiveness of payables	-	-	79,500	-
Loss on settlement of debts	(191,527)	-	(359,357)	(3,824,936)
Bad debt expense	-	-	(50,000)	-
Interest expense	(422,244)	(1,550)	(828,226)	(415,703)
Total other expense	(1,491,892)	325	(4,651,592)	(4,048,400)

Net Income (Loss)	$(1,891,238)	$(1,330,682)	$(5,934,022)	$(9,835,044)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.02)
Weighted average number of common shares outstanding, basic and diluted	3,420,259,501	748,869,534	1,687,709,517	550,232,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	For the Nine Months Ended September 30, 2025
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2024	4,000,000	$400	-	$-	300,213,026	$30,021	$98,361,469	$(100,607,253)	$(2,215,363)
Common stock issued for exercise of warrants	-	-	-	-	181,997,673	18,200	(18,200)	-	-
Issuance of common stock for settlement of debt	-	-	-	-	101,855,000	10,186	157,612	-	167,798
Net Loss	-	-	-	-	-	-	-	(1,172,814)	(1,172,814)
Balances, March 31, 2025	4,000,000	$400	-	$-	584,065,699	$58,407	$98,500,881	$(101,780,067)	$(3,220,379)
Exercise of warrants	-	-	-	-	178,775,882	17,877	(17,878)	-	(1)
Issuance of common stock for settlement of debt	-	-	-	-	277,500,000	27,750	149,641	-	177,391
Conversion of convertible notes to common stock	-	-	-	-	215,872,893	21,587	140,905	-	162,492
Net Loss	-	-	-	-	-	-	-	(2,869,971)	(2,869,971)
Balances, June 30, 2025	4,000,000	$400	-	$-	1,256,214,474	$125,621	$98,773,549	$(104,650,038)	$(5,750,468)
Exercise of warrants	-	-	-	-	318,741,584	31,874	(31,874)	-	-
Issuance of common stock for settlement of debt	-	-	-	-	1,246,900,000	124,690	254,860	-	379,550
Conversion of convertible notes to common stock	-	-	-	-	850,996,542	85,100	85,637	-	170,737
Issuance of common stock for services	-	-	-	-	62,500,000	6,250	12,500	-	18,750
Net Income (Loss)	-	-	-	-	-	-	-	(1,891,238)	(1,891,238)
Balances, September 30, 2025	4,000,000	400	-	-	3,735,352,600	373,535	99,094,672	(106,541,275)	(7,072,668)

	For the Nine Months Ended September 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2023	4,000,000	$400	1,305	$-	4,234,747	$423	$86,839,777	$(90,508,170)	$(3,667,570)
Issuance of Series B Preferred Stock	-	-	605	-			605,000	-	605,000
Common stock units issued for cash	-	-	-	-	1,400,000	140	5,372,647	-	5,372,787
Deferred offering costs	-	-	-	-			(4,110,101)	-	(4,110,101)
Issuance of common stock for settlement of debt	-	-	-	-	143,262	15	286,793	-	286,808
Common stock issued for conversion of debt	-	-	-	-	1,801,880	180	7,657,810	-	7,657,990
Common stock issued for conversion of Series B Preferred Stock	-	-	(1,910)	-	691,404	69	(69)	-	-
Common stock issued for exercise of warrants	-	-	-	-	8,920,700	892	(892)	-	-
Series C warrants issued	-	-	-	-	-	-	1,503,514	-	1,503,514
Stock based compensation	-	-	-		-	-	153,000	-	153,000
Net Loss	-	-	-	-	-	-		(6,945,370)	(6,945,370)
Balances, March 31, 2024	4,000,000	$400	-	$-	17,191,993	$1,719	$98,307,479	$(97,453,540)	$856,058
Common stock issued for exercise of warrants					117,095,110	11,710	49,363		61,073
Net Loss								(1,558,992)	(1,558,992)
Balances, June 30, 2024	4,000,000	$400	-	$-	134,287,103	$13,429	$98,356,842	$(99,012,532)	$(641,861)
Common stock issued for exercise of warrants	-	-	-	-	95,079,288	9,508	11,540	-	21,048
Net Income (Loss)	-	-	-	-	-	-	-	(1,330,682)	(1,330,682)
Balances, September 30, 2024	4,000,000	400	-	-	229,366,391	22,937	98,368,382	(100,343,214)	(1,951,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vocodia Holdings Corp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,934,022)	$(9,835,044)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	4,759	4,899
Amortization of debt issuance costs	203,663	165,963
Liquidated damages - warrants	710,375	-
Gain on digital assets	(2,948)	-
Gain on Solana used to repay loan held by related party	(6,992)	-
Stock-based compensation	-	153,000
Bad debt expense	50,000	-
Convertible note default penalty	14,400	146,054
Loss on issuance of May 2025 convertible note and warrants	756,621	-
Change in fair value of May 2025 Convertible Note	464,881	-
Change in fair value of warrant liability	(699,771)	-
Derivative expense and change in fair value of derivative liability	2,293,151	(115,296)
Loss on settlement of debt	359,357	3,824,936
Settlement of accounts payable	(79,500)	(60,861)
Changes in operating assets and liabilities:
Accounts receivable	(19,369)	(50,155)
Prepaid expense and other assets	72,894	(145,442)
Other assets	713	(127)
Accounts payable and accrued expenses	1,201,418	626,748
Related party payable	(43,108)	-
Net change in operating right-of-use lease asset and liability	-	(3,760)
Net cash used in operating activities	(653,478)	(5,289,085)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,131)
Purchases of digital assets	(180,562)	-
Proceeds from sales of digital assets	181,479	-
Net cash used in investing activities	917	(2,131)

Cash flows from financing activities:
Proceeds from issuance of common stock units	-	5,372,787
Deferred offering costs	-	(24,375)
Proceeds from exercise of warrants	-	82,121
Proceeds from issuance of series B preferred stock	-	605,000
Proceeds from related party payable	-	883
Proceeds from notes payable	-	30,000
Proceeds from convertible notes payable	285,714	84,000
Proceeds from May 2025 convertible note	350,000	-
Issuance costs of May 2025 convertible note	47,222	-
Repayment of notes payable	-	(55,000)
Repayment of convertible notes payable	(26,599)	(802,984)
Net cash provided by financing activities	656,337	5,292,432

Net decrease in cash	3,776	1,216

Cash, beginning of year	281	-

Cash, end of year	$4,057	$1,216

Supplemental cash flow information:

Cash paid for interest	$-	$109,088
Cash paid for taxes	$-	$-

Supplemental non-cash investing and financing activities:
Series C warrants issued	$-	$1,503,514
Issuance of common stock for settlement of debt	$-	$93,298
Issuance of common stock for settlement of debt - related parties	$-	$193,510
Common stock issued for conversion of debt	$-	$7,657,990
Common stock issued for conversion of Series B Preferred Shares	$-	$69
Common stock issued for exercise of warrants	$67,952	$22,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOCODIA HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, during the nine months ended September 30, 2025, the Company had net loss of approximately $5.9 million and used cash in operations of approximately $0.7 million. As of September 30, 2025, the Company had an accumulated deficit of $106.5 million and negative working capital of $7.1 million. The Company expects to continue to incur significant expenditures to develop its technology. As such, there is substantial doubt about the company’s ability to continue as a going concern.

Management recognizes that the Company must obtain additional resources to successfully develop its technology and implement its business plans. Through September 30, 2025, the Company has received funding in the form of indebtedness and from the sale stock subscriptions. In May 2025, the Company closed on a private offering pursuant to a Securities Purchase Agreement with an accredited investor, pursuant to which the investor purchased a Senior Secured Convertible Note in the original principal amount of $3.3 million including an original issue discount (“OID”) of $0.3 million. As of September 30, 2025, the Company had received total proceeds of $350,000 from the Senior Secured Convertible Note. Management plans to continue to raise funds and/or refinance our indebtedness to support our operations in 2025 and beyond. However, no assurances can be given that we will be successful. If management is not able to timely and successfully raise additional capital and/or refinance indebtedness, the implementation of the Company’s business plan, financial condition and results of operations will be materially affected These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these unaudited condensed consolidated financial statements do not include all information or notes required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 31, 2024 included within the Company’s Current Report on Form 10-K, originally filed with the SEC on April 30, 2025.

In the opinion of management, the unaudited consolidated condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2025, may not be indicative of results for the full year.

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

Cash

The Company considers all highly liquid money market funds and certificates of deposit with original maturities of less than three months to be cash equivalents. The Company maintains its cash balance with various banks. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts. As of September 30, 2025, and December 31. 2024, the Company did not have any cash balances which exceeded the insured amounts.

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

As of September 30, 2025, and December 31, 2024, the Company had allocated 50,000 and $0, respectively to the allowance for credit loss. The Company writes off bad debts as they occur during the year.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2025, and as of December 31, 2024:

September 30, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion Feature	$-	$-	$62,704	$62,704
Derivative Liability – December 2024 Note Conversion Feature	$-	$-	$2,281,813	$2,281,813
May 2025 Convertible Note	$-	$-	$891,664	$891,664
May 2025 Warrant Liability	$-	$-	$23,517	$23,517
Derivative Liability – 1800 Diagonal Note	$-	$-	$103,971	$103,971

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities:
Derivative Liability – Conversion feature	$-	$-	$105,337	$105,337

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three and nine months ended September 30, 2024, were $162,875 and $392,243, respectively. Advertising expenses for the three and Nine months ended September 30, 2025, were $(45,103) and $171,197, respectively.

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

For the nine months ended September 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
	Shares	Shares
Warrants	612,910,986	1,593,553
Convertible notes payable	4,847,901,393	-
Liquidated damages payable	1,213,561,250	-
	6,674,373,629	1,593,553

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

The Company determines the appropriate incremental borrowing rate by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used the seven-year mortgage interest rate. As of September 30, 2025, and December 31, 2024, the Company did not have any leases with terms longer than a year.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended September 30, 2025, that are of significance or potential significance to the Company.

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

NOTE 3 – PREPAID EXPENSE AND OTHER ASSETS

As of September 30, 2025, and December 31, 2024, prepaid expenses and other assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepaid operating expense	$4,181	$53,627
Prepaid insurance	-	23,449
Loan to related party	1,000	1,000
Total prepaid expense and other assets	$5,181	$78,076

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2025, and December 31, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Furniture and Fixtures	$27,877	$27,877
Computer Equipment	11,815	11,815
Total Property and Equipment	39,692	39,692
Less: accumulated depreciation and amortization	(25,539)	(20,780)
Property and Equipment, net	$14,153	$18,912

During the three months ended September 30, 2025, and 2024, depreciation expense relating to property and equipment was $1,586 and $1,940 respectively. During the nine months ended September 30, 2025, and 2024, depreciation expense relating to property and equipment was $4,759 and $4,899 respectively.

NOTE 5 – DIGITAL ASSETS

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other and ASU 2023-08. As of September 30, 2025, the Company’s digital assets were composed primarily of Solana and Ethereum, with trivial holdings of Bitcoin. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, digital assets are measured at fair value as of each reporting period. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Kraken exchange, the active exchange that the Company has determined is its principal market for Solana (Level 1 inputs). Changes in fair value are recognized as incurred in the Company’s Consolidated Statements of Operations, within “Losses on digital assets”, within the Company’s Consolidated Statement of Operations.

The following table summarizes the Company’s digital asset holdings as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Number of Solana units held	43	-
Digital asset carrying value	$9,023	$-

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

On July 23, 2025, Podolak’s personal loan was amended to increase its principal to $70,695 (Note 18 – Subsequent Events). On August 19, 2025, the loan was fully repaid in the amount of $64,615.87 through the sale of 382.94 units of Solana, and the remaining 378.06 units of Solana previously pledged as collateral were released back to the Company. As of the repayment date, there are no remaining obligations under the loan agreement.

As of September 30, 2025, the Company had a related party erceivable balance of $21,379 due to expenses incurred by Brian Podolak on behalf of the Company (Note 15 - Related Party Transactions).

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accounts payable	$1,872,061	$1,546,845
Accrued expenses	652,602	386,750
Accrued interest	579,246	11,612
Accounts payable and accrued expenses	$3,103,909	$1,945,207

NOTE 7 – OPERATING LEASES

As of September 30, 2025, and December 31, 2024, the Company had two short-term month-to-month leases. The Company previously had one long-term lease that was used for the Company’s corporate offices. However, the Company moved out of the premises on December 15, 2024. As of September 30, 2025, and December 31, 2024, our lease liabilities were nil.

Three Months Ended
September 30,
2024
The components of lease expense were as follows:
Short-term lease cost	$1,699
Operating lease cost	30,069
Total lease cost	$31,768

Nine Months Ended
September 30,
2024
The components of lease expense were as follows:
Short-term lease cost	$17,911
Operating lease cost	90,207
Total lease cost	$108,118

Supplemental cash flow information related to leases was as follows:
Operating cash flows from operating leases	$93,965

Weighted-average remaining lease term - operating leases (year)	2.17
Weighted-average discount rate - operating leases	6.50%

NOTE 8 – NOTE PAYABLE

On December 16, 2024, the Company issued a note payable of $40,000 to pay professional fees. The note is unsecured, due 180 days from issuance and incurs interest at 20% per annum. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $2,016 and $5,984, respectively, due to the note payable. As of September 30, 2025, and December 31, 2024, the Company had a note payable balance of $40,000. As of September 30, 2025, and December 31, 2024, the Company had accrued interest of $6,312 and $329, respectively. As of September 30, 2025, the note payable is past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The components of convertible notes payable as of September 30, 2025, and December 31, 2024, were as follows:

	Principal	Maturity	Interest	September 30,	December 31,
Issuance Date	Amount	Date	Rate	2025	2024
September 2024 Note	105,300	June 30, 2025	22%	$-	$105,300
November 2024 Note	57,500	May 12, 2025	15%	-	57,500
December 2024 Note	60,000	June 20, 2025	20%	-	60,000
January 2025 Note	96,000	June 20, 2025	20%	110,400	-
March 2025 Note 1	56,000	December 15, 2025	12%	56,000	-
March 2025 Note 2	30,000	December 7, 2025	15%	30,000	-
March 2025 Note 3	30,000	December 18, 2025	15%	30,000	-
March 2025 Note 4	285,714	December 10, 2025	10%	285,714	-
Total face value				$512,114	$222,800
Unamortized debt discount and issuance costs				(41,907)	(64,929)
Total convertible notes				470,207	157,871
Current portion of convertible notes				(470,207)	(157,871)
Long-term convertible notes				$-	$-

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

The September 2024 Note requires payments of principal and accrued interest as follows: 1) $59,495 shall be due by March 30, 2025, 2) beginning on April 30, 2025, four payments of $14,874 shall be due on the 30th day of each month. During the three months ended March 31, 2025, the Company repaid principal of $48,663 and accrued interest of $11,337. During the three months ended June 30, 2025, the holder of the September 2024 Note and the Company agreed to convert a total of $52,413 of principal and $2,352 of accrued interest into 132,730,036 shares of common stock. As a result, the Company recognized a loss on conversion of $44,042. The remaining balance and interest was due on June 30, 2025. On July 9, 2025, the holder of the September 2024 Note and the Company agreed to convert $4,224 of principal to 40,382,256 shares of common stock. As a result, the Company recognized a loss on conversion of $11,929.

The Company recognized the amortization of debt discounts of $1,457 and $13,862 for the three and nine months ended September 30, 2025, respectively, due to the September 2024 Note. As of December 31, 2024, and September 30, 2025, the outstanding debt discount balance for the September 2024 Note was $22,762 and $0, respectively. As of September 30, 2025, the September 2024 Note has been fully converted into shares of common stock, and no principal or interest remains outstanding.

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

On May 13, 2025, the holder of the November 2024 Note elected to convert $8,688 of principal and $4,312 of accrued interest into 37,142,857 shares of common stock. As a result, the Company recognized a loss on conversion of $9,286. On May 21, 2025, the holder of the November 2024 Note elected to convert $16,100 of principal into 46,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $25,300. On July 8, 2025, the holder of the November 2024 Note elected to convert $13,650 of principal into 65,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $12,350. On July 31, 2025, the holder of the November 2024 Note elected to convert $7,000 of principal into 100,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $3,000. On August 6, 2025, the holder of the November 2024 Note elected to convert $8,750 of principal into 125,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $16,250. On August 12, 2025, the holder of the November 2024 Note elected to convert $3,312 of principal into 47,314,286 shares of common stock. As a result, the Company recognized a loss on conversion of $6,151.

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $0 and $3,162, respectively, due to the November 2024 Note. The Company recognized the amortization of debt discounts of $0 and $42,167 for the three and nine months ended September 30, 2025, respectively, due to the November 2024 Note. As of December 31, 2024, and September 30, 2025, the outstanding debt discount balance for the November 2024 Note was $42,167 and $0, respectively. The Company analyzed the conversion feature of the November 2024 Note and determined that in accordance with ASC 815 Derivatives and Hedging, the conversion feature of the note required bifurcation and separate accounting as a derivative liability from the host instrument. The Company valued the conversion feature using the Black-Scholes pricing model. (Note 11 – Derivative Liabilities).

December 2024 Note

On December 20, 2024, the Company entered into a convertible note (the “December 2024 Note”) with a principal amount of $60,000 including a $10,000 original issue discount and a maturity date of June 20, 2025. It also incurs interest at a rate of 20% per month, compounded monthly. The lender has the right to convert the December 2024 Note, at any time following the qualified date of the Company’s Regulation-A Statement at a conversion price equal to 30% of the lowest trading price of the Company’s common stock during the twenty trading days preceding the conversion date. On August 4, 2025, the Company received a Notice of Qualification for the Regulation-A Statement.

On January 17, 2025, the December 2024 Note was amended to increase its principal to $96,000 with a $16,000 original issue discount. The Company determined the amendment qualified as a debt extinguishment in accordance with ASC 470 Debt. As a result, the Company recognized a gain on extinguishment of debt of $11,156. As of June 30, 2025, the December 2024 Note was past due and as a result, the December 2024 Note incurred a 15% late penalty fee which increased the outstanding principal by $14,400. The Company recognized interest expense of $326,706 and $569,747 for the three and nine months ended September 30, 2025, respectively, due to the December 2024 Note. As of December 31, 2024, and September 30, 2025, the outstanding debt discount balance for the December 2024 Note was $0.

The Company regularly evaluates its convertible notes for derivative liabilities each reporting period. As of September 30, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging the conversion feature of the December 2024 Note required bifurcation and separate accounting as a derivative liability from the host instrument. The Company has valued the conversion feature using a Monte Carlo valuation model (Note 11 – Derivative Liabilities).

On July 14, 2025, the holder of the December 2024 Note elected to convert $5,337 of principal to 59,300,000 shares of common stock. As a result, the Company recognized a loss on conversion of $12,453. On July 21, 2025, the holder of the December 2024 Note elected to convert $8,550 of principal to 95,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $19,950. On August 1, 2025, the holder of the November 2024 Note elected to convert $4,500 of principal to 75,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $10,500. On August 4, 2025, the holder of the December 2024 Note elected to convert $6,300 of principal to 105,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $14,700. On August 12, 2025, the holder of the December 2024 Note elected to convert $8,340 of principal to 139,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $19,460.

March 2025 Notes

On March 3, 2025, the Company entered into a convertible note (the “March 2025 Note 1”) with a principal of $56,000. The March Note 1 was issued with a $6,000 original issue discount and incurs interest at a rate of 12% per annum. The March Note 1 is convertible at the option of the holders at any time after 180 days of this issuance date of Note, and the conversion price is 61% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $1,694 and $3,885, respectively, due to the March 2025 Note 1. The Company recognized the amortization of debt discounts of $1,923 and $4,411 for the three and nine months ended September 30, 2025, respectively, due to the March 2025 Note 1. As of September 30, 2025, the outstanding debt discount balance for the March 2025 Note 1 was $1,590.

During the current quarter, the conversion feature became exercisable (180 days after issuance). As of September 30, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging the conversion feature of the March 2025 Note required bifurcation and separate accounting as a derivative liability from the host instrument. The Company has valued the conversion feature using a Monte Carlo valuation model (Note 11 – Derivative Liabilities).

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

During the three and nine months ended September 30, 2025, the Company recognized interest expense of $1,134 and $2,552, respectively, due to the March 2025 Note 2. The Company recognized the amortization of debt discounts of $10,036 and $22,582 for the three and nine months ended September 30, 2025, respectively, due to the March 2025 Note 2. As of September 30, 2025, the outstanding debt discount balance for the March 2025 Note 1 was $7,419. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $1,134 and $2,416, respectively, due to the March 2025 Note 3. The Company recognized the amortization of debt discounts of $10,036 and $21,382 for the three and nine months ended September 30, 2025, respectively, due to the March 2025 Note 3. As of September 30, 2025, the outstanding debt discount balance for the March 2025 Note 1 was $8,619.

The Company analyzed the conversion features of the March 2025 Note 2, and the March 2025 Note 3 and determined that in accordance with ASC 815 Derivatives and Hedging, the conversion features of the notes required bifurcation and separate accounting as derivative liabilities from the host instruments. The Company has valued the conversion features using the Black-Scholes pricing model. The derivative liability for the March 2025 Note 2 and March 2025 Note 3 was recognized upon issuance of the notes at a fair value of $141,456. As a result, debt discounts on the notes totaling $50,000 were recognized and the remaining balance of $91,456 was recognized as a “day 1” derivative loss (Note 11 – Derivative Liabilities).

On March 12, 2025, the Company entered into a convertible note (the “March 2025 Note 4”) with a total principal of $285,714 and a total original issue discount of $85,714. The March 2025 Note 4 incurs interest at 10% per annum. As of September 30, 2025, the Company had received proceeds of $200,000 due to the March 2025 Note 4, resulting in a principal balance of $285,714 and an original issue discount balance of $85,714. The March 2025 Note 4 is convertible into common shares at any time, with a conversion price equal to the lowest daily Volume-Weighted Average Price on the trading day immediately prior to the date that a tranche of funding is advanced to the Company. During the three and nine months ended September 30, 2025, the Company recognized interest expense of $7,202 and $12,830, respectively, due to the March 2025 Note 4. The Company recognized the amortization of debt discounts of $(18,585) and $8,550 for the three and nine months ended September 30, 2025, respectively, due to the March 2025 Note 4. As of September 30, 2025, the outstanding debt discount balance for the March 2025 Note 4 was $24,280.

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

The consideration to the Borrower for the May 2025 Convertible Note is up to three million Dollars ($3,000,000) (the “Consideration”) to be paid in one or more tranches (each, a “Tranche”). The first five (5) Tranches (the “Initial Tranches”) shall consist of a payment by Holder to Borrower of one hundred ten thousand Dollars, with the first Initial Tranche advanced on the Issue Date. Following the funding of the Initial Tranches, and subject to the conditions set forth herein, the Holder shall continue to advance Tranches to the Borrower in minimum amounts of one hundred thousand Dollars ($100,000) per Tranche on a monthly basis, subject to certain conditions set forth in the May 2025 Convertible Note. Eighty percent of each tranche’s proceeds must be used to purchase specific crypto assets, with the remainder for working capital. The maturity date (“Maturity Date”) shall be the earlier of May 13, 2026, or the date in which the Company completes a Registered Public Offering of the shares of the Company.

The May 2025 Convertible Note is convertible into shares of the Company’s common stock at a Conversion Price equal to the lower of (i) $0.001 or (ii) lowest daily VWAP on the Trading Day immediately prior to the date that any Tranche is advanced.

As of September 30, 2025, the Company has issued an aggregate principal of $427,777 of May 2025 Convertible Notes and received $350,000 in cash proceeds.

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

For the nine months ended September 30, 2025, the Company recorded a loss of $464,881 related to the change in fair value of the May 2025 Convertible Note which was recognized in other income (expense) in the consolidated statements of operations.

Interest expense on the May 2025 Convertible Note was $4,638 and $13,528, respectively, for the three and nine months ended September 30, 2025, and is included within change in fair value of the convertible notes in the consolidated statement of operations.

The following table presents the change in the balances of the May 2025 Convertible Note for the periods identified:

Balance, January 1, 2025	$-
Note issuances	333,333
Change in fair value	(31,824)
Balance, June 30, 2025	$301,509
Plus: accrued interest	3,772
Balance, June 30, 2025	$305,281
Change in fair value	453,347
Plus: proceeds received	100,000
Plus: debt discount	22,222
Plus: accrued interest	10,814
Balance, September 30, 2025 – Convertible Notes FVO	$891,664

In July of 2025 the Company issued an aggregate principal of $122,222 of May 2025 Convertible Notes and received $100,000 in cash proceeds, net of an original issue discount of $12,222 and $10,000 withheld by the Investor for legal fees.

NOTE 11 – DERIVATIVE LIABILITITES

The Company regularly evaluates its convertible notes for derivative liabilities each reporting period. As of September 30, 2025, the Company determined that in accordance with ASC 815 Derivatives and Hedging the conversion feature of the December 2024 Note and March 2025 Note required bifurcation and separate accounting as a derivative liability from the host instrument. For the December 2024 Note, the derivative liability was revalued at September 30, 2025, resulting in a fair value of $2,281,813. The change in fair value during the quarter ended September 30, 2025, was recognized as a loss on change in fair value of derivative of $1,135,816. In Addition, the Company recorded a derivative liability of $103,971 as of September 30, 2025, and a correspond loss on recognition of derivative liability of $103,971, regarding the March 2025 Note. The Company has valued the conversion feature using a Monte Carlo valuation model (Note 9 – Convertible Notes).

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense. The Company determined the derivative liabilities from convertible notes to be a Level 3 fair value measurement. The Company used a Monte Carlo valuation model to calculate the fair value of the derivative liability from the conversion feature of the December 2024 Note and March 2025 Note. The company used the Black-Scholes pricing model to calculate the fair value as of the issuance date and each reporting date for the conversion features of the other convertible notes (Note 9 – Convertible Notes Payable). Changes to the inputs used in the Monte Carlo valuation model or the Black-Scholes pricing model could produce a significantly higher or lower fair value measurement.

The following table summarizes the assumptions used to calculate the fair value of the December 2024 Note and March 2025 Note derivative liability measured using a Monte Carlo valuation model as of September 30, 2025:

December 2024 Note derivative liability

September 30,
2025
Share Price	$0.0001
Expected volatility	246.60%
Risk-free interest rate	3.79%

March 2025 Note derivative liability

	August 30,	September 30,
	2025	2025
Share Price	$0.0002	$.0001
Expected volatility	240.0%	245.0%
Risk-free interest rate	4.05%	4.00%

The following table summarizes the assumptions used to calculate the fair value of the derivative liabilities measured using the Black-Scholes pricing model as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Expected conversion price	$0.00006 – 0.00007	$0.0025 – 0.0026
Expected term	0.08 – 0.22	0.36 – 5.00
Expected volatility	240% - 258%	67% - 146%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.83% - 4.20%	3.73% - 4.40%

For the nine months ended September 30, 2025, and 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Balance - December 31, 2024	$105,337
Addition of new derivatives recognized as debt discounts	50,000
Addition of new derivatives recognized as loss on derivatives	91,456
Change in fair value of the derivative	(140,272)
Balance - March 31, 2025	$106,521
Recognition of derivative liability due to December 2024 Note conversion feature	1,145,997
Change in the fair value of the derivative	31,529
Balance – June 30, 2025	$1,284,047
Change in the fair value of the derivative	1,164,441
Balance – September 30, 2025	$2,448,488

The aggregate change on derivatives during the nine months ended September 30, 2025, and 2024 is as follows:

	Nine Months Ended
	September 30,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$(91,456)	$-
Gain (loss) on change in fair value of the derivative liabilities	(2,201,695)	115,296
	$(2,293,151)	$115,296

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

For the three and nine months ending September 30, 2025, the Company recognized a gain of $732,101 and  a gain of $699,771, respectively, related to the change in fair value of the warrant liability. The fair value was estimated utilizing a Monte Carlo simulation with assumptions relevant on September 30, 2025, resulting in a total fair value of $23,517.

As of September 30, 2025, the Company had 611,111,111 liability classified warrants outstanding.

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

As of September 30, 2025, and December 31, 2024, 4,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of September 30, 2025, and December 31, 2024, 0 shares of Series B Preferred Stock were issued and outstanding.

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

As of September 30, 2025, and December 31, 2024, 0 shares of Series C Convertible Preferred Stock were issued and outstanding.

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

As of September 30, 2025, and December 31, 2024, 0 shares of Series D Redeemable Preferred Stock were issued and outstanding.

Common Stock

Each share of Common Stock entitles the holder to one vote, in person or proxy, on any matter on which an action of the stockholders of the Company is sought.

During the nine months ended September 30, 2024, the Company had the following common stock transactions:

●	The Company issued 1,400,000 units as part of its IPO; each unit consisted of 1 common share, 1 Series A Warrant and 1 Series B Warrant. The units were issued at a price of $4.25 per unit for gross proceeds of $5,950,000. After underwriting fees and discounts the net proceeds to the Company amounted to $5,324,000.

●	The company issued 143,262 common shares for settlement of $268,808 of accounts payable due to related and unrelated parties. The amounts settled to related parties were $77,095 (38,404 shares) to our CEO, $95,165 (47,584 shares) to our Chief Product Officer, and $21,250 (10,625 shares) to a company owned by our CFO.

●	The Company issued 1,801,880 common shares, with a fair value of $7,657,990, for the settlement of convertible notes and accrued interest.

●	The Company issued 8,920,700 common shares due to the cashless exercise of 651,929 warrants.

During the nine months ended September 30, 2025, the Company had the following common stock transactions:

●	During the three months ended March 31, 2025, 148,186,387 common shares were issued due to the cashless exercise of 22,300 Series B warrants.

●	During the three months ended March 31, 2025, 33,811,286 common shares were issued due to the cashless exercise of 14,000 Series C warrants.

●	During the three months ended June 30, 2025, 178,775,882 common shares were issued due to the cashless exercise of 6,302 Series B warrants.

●	During the three months ended March 31, 2025 the Company issued 101,855,000 shares of common stock to settle $123,132 of the liability due to liquidated damages settlements (Note 17 – Commitments and Contingencies).

●	During the three months ended June 30, 2025, the Company issued 277,500,000 shares of common stock to settle $177,341 of the liability due to liquidated damages settlements (Note 17 – Commitments and Contingencies).

●	During the three months ended June 30, 2025, the Company issued 83,142,857 shares of common stock due to the conversion of $29,100 of principal and accrued interest from the November 2024 Note (Note 9 – Convertible Notes Payable).

●	During the three months ended June 30, 2025, the Company issued 132,730,036 shares of common stock due to the conversion of $54,765 of principal and accrued interest from the September 2024 Note (Note 9 – Convertible Notes Payable).

●	During the three months ended September 30, 2025, 318,741,584 common shares were issued due to the cashless exercise of 2,875 Series B warrants and 1,000 Series C warrants.

●	During the nine months ended September 30, 2025, the Company issued 1,246,900,000 shares of common stock to settle $322,042 of the liability due to liquidated damages settlements (Note 17 – Commitments and Contingencies).

●	During the three months ended September 30, 2025, the Company issued 337,314,286 shares of common stock due to the conversion of $32,712 of principal and accrued interest from the November 2024 Note (Note 9 – Convertible Notes Payable).

●	During the three months ended September 30, 2025, the Company issued 40,382,256 shares of common stock due to the conversion of $7,875 of principal and accrued interest from the September 2024 Note (Note 9 – Convertible Notes Payable).

●	During the three months ended September 30, 2025, the Company issued 473,300,000 shares of common stock due to the conversion of $28,386 of accrued interest from the December 2024 Note (Note 9 – Convertible Notes Payable).

As of September 30, 2025, and December 31, 2024, 3,735,352,600 and 300,213,026 shares of common stock were issued and outstanding, respectively.

NOTE 14 – STOCK-BASED COMPENSATION AND WARRANTS

The Company did not recognize any stock-based compensation during the nine months ended September 30, 2025, and 2024. During the nine months ended September 30, 2025, and 2024, stock-based compensation was recognized as follows:

	September 30,	September 30,
	2025	2024
Professional fees -restricted stock awards	$-	$153,000
	$-	$153,000

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

During the three months ended March 31, 2024, the Company issued 1,610,000 series B warrants with an exercise price of $8.50 and a term of 5 years.

During the three months ended March 31, 2024, the Company issued 495,076 Series C warrants with an exercise price of $8.50 and a term of 5 years.

A summary of the activity of the warrants during the nine months ended September 30, 2025, is as follows:

	Warrants Outstanding		Weighted
	Number of	Weighted Average Exercise	Average Remaining life
	Warrants	Price	(years)
Outstanding, December 31, 2024	1,846,352	$5.48	3.73
Granted	-	-	-
Expired/cancelled	-	-	-
Exercised	(36,300)	8.50	-
Outstanding, March 31, 2025	1,810,052	$5.42	3.47
Granted	-	-	-
Expired/cancelled	-	-	-
Exercised	(6,302)	8.50	-
Outstanding, June 30, 2025	1,803,750	5.41	2.97
Granted	-	-
Expired/cancelled	-	8.50
Exercised	(2,875)	-
Outstanding September 30, 2025	1,800,875	5.41	2.97
Exercisable, September 30, 2025	1,800,875	5.41	2.97

The intrinsic value of the warrants as of September 30, 2025, is $0.

NOTE 15 – RELATED PARTY TRANSACTIONS

Related Party Operating Expenses

During the three months ended September 30, 2025, and 2024, the Company incurred approximately $0 and $10,000, respectively, in investor marketing and relations services from a company owned by the former chief strategy officer.

During the nine months ended September 30, 2025, and 2024, the Company incurred approximately $0 and $40,000, respectively, investor marketing and relations services from a company owned by the former chief strategy officer.

Related Party Consulting Services

The Company incurred related party consulting services during the three months ended September 30, 2025, and 2024 of $38,500 and $0, respectively, due to SGT Teams, a company owned by the Company’s CEO. The company recognized related party consulting services of $107,277 and $80,917 during the nine months ended September 30, 2025, and 2024, due to consulting services provided by SGT Teams. As of September 30, 2025, and December 31, 2024, the Company had an outstanding accounts payable balance of $0, due to SGT Teams.

Related Party Note Payable.

On August 1, 2022, the Company entered into a lending arrangement with a related party, the prior owner of Click Fish Media. The loan is for a two (2) year term and accrued simple annual interest at a rate of 5% per annum. As of September 30, 2025, and December 31, 2024, the remaining note payable balance was $77,251 and $77,251, respectively, which includes all outstanding principle and accrued interest.

Related Party Management Fees

As of September 30, 2025, and December 31, 2024, the Company had an outstanding accounts payable balance of $13,197, due to 47 Capital Management, LLC, an entity wholly owned by the Company’s former CFO.

During the nine months ended September 30, 2025, and 2024, the Company recognized expenses of $45,500 and $296,000, respectively, due to Thornhill Advisory Group, Inc. (“Thornhill”), an entity majority owned by the Company’s former CFO. During the three months ended September 30, 2025, and 2024, the Company recognized expenses of $19,500 and $134,000, respectively, due to Thornhill. From November 2023 through December 2024, Thornhill provided outsourced CFO services. As of September 30, 2025, and December 31, 2024, the Company had an outstanding accounts payable balance of $43,000 and $55,000, respectively, due to Thornhill.

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

On July 23, 2025, Podolak’s personal loan was amended to increase its principal to $70,695.

On August 19, 2025, the Company fully repaid the outstanding loan with a principal balance of $65,429 and accrued interest of $647, through the sale of 382.94 units of Solana. The remaining 378.06 units of Solana previously pledged as collateral were released back to the Company. The loan, which was originally issued on July 23, 2025, carried an interest-only structure and was secured by cryptocurrency collateral. The payoff included the settlement of all principal and interest obligations, and the Company released the pledged collateral upon repayment. As a result, no amounts remain outstanding under this loan agreement as of September 30, 2025.

NOTE 16 – LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business.

Telephone Consumer Protection Act’s (TCPA) Litigation

On December 20, 2023, an individual filed a putative class action lawsuit against a customer of the Company that was using the Company’s DISA’s. The complaint was later amended to add the Company as a party. The plaintiff alleged violations of the Telephone Consumer Protection Act’s (TCPA) prerecorded call provision and the South Carolina Telephone Privacy Protection Act, based on two prerecorded calls allegedly received on October 10 and November 28, 2023, despite the plaintiff’s phone number being on the National Do-Not-Call Registry since 2009.

Both the Company and its customer denied liability and filed motions to dismiss and to strike the class allegations. While the motions were pending and the parties had agreed to mediation, the parties subsequently reached a settlement agreement to resolve all claims related to this action.

On November 4, 2024, the parties entered into a confidential settlement agreement and release, pursuant to which the Company and other defendants agreed to pay a total of $78,000, with $8,000 payable to the named plaintiff and the remainder to plaintiff’s counsel for fees and costs. The settlement provides for an initial payment followed by a series of monthly payments and includes a full release of all claims by the plaintiff and related parties against the Company and its affiliates, without any admission of liability by the Company or other defendants. Within five business days after receipt of the first payment, the parties will submit a stipulation for dismissal of all claims asserted in the action against the defendants, with prejudice as to the plaintiff’s personal claims and without prejudice as to the claims of the class. The Company has accrued the full amount of the settlement as a liability as of September 30, 2025.

Dismissal and Closure of Arbitration with ProofPositive, LLC

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

On October 30, 2024, the AAA notified the parties that the arbitration file had been closed and marked as Withdrawn as of that date. The AAA further indicated that any outstanding administrative fees or arbitrator compensation and expenses incurred during the case remain due and payable to the AAA, regardless of the status of the award or apportionment of costs. The Company is not aware of any further proceedings in this matter at this time.

The result or impact of such allegations is now considered resolved as the arbitration has been withdrawn and closed, and no determination on the merits was made. The Company does not anticipate any further material impact from this matter, other than the payment of any outstanding administrative fees, if any.

Release and Satisfaction of Judgement with MAI Voice GCO, LLC

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends to vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. Subsequent to quarter end, on October 20, 2025, MAI Voice GCO, LLC, through its legal representative, executed a Release and Satisfaction of Judgment, confirming full satisfaction and payment of the judgment. On October 22, 2025, the Circuit Court of Kane County, Illinois, entered an order vacating the judgment and dismissing the matter with prejudice. As a result, there are no further obligations or liabilities related to this proceeding as of the date of this filing. (Note 18 – Subsequent Events)

Berkowitz Pollack & Brant Advisors – Garnishment Proceedings

On March 2025, Berkowitz Pollack & Brant Advisors and Accountants LLP filed a lawsuit against the Company for unpaid professional fees in the amount of $48,057. On October 22, 2025, the court issued a Writ of Garnishment against the Company’s bank account at JPMorgan Chase Bank, N.A., in the amount of $51,332.00, which included the original claim, post-judgment costs, interest, and potential attorney’s fees. The Company was required to respond to the writ, and the garnishee was required to disclose any assets or funds held on behalf of the Company.

On December 5, 2025, the Company consented to the entry of a Final Judgment in Garnishment in the amount of $55,227.00, inclusive of pre-judgment and post-judgment attorney fees, as reflected in the court filing. This amount represents the total liability, including all fees and interest, agreed to by the Company and the plaintiff. (Note 18 – Subsequent Events)

Settlement Agreement with CCFD, Inc.

On April 9, 2024, the Company entered into a Creative Services Agreement with CCFD, Inc. (as successor in interest to The Right Method, LLC) for public relations, media relations, and branding services. CCFD asserted that it had fully performed its contractual obligations and claimed that $243,000 was owed by the Company. CCFD prepared an arbitration demand for filing with the American Arbitration Association, which was presented to the Company. The Company disputed the amount claimed.

On October 15, 2025, the Company and CCFD, Inc. entered into a Settlement Agreement to resolve all claims related to the Creative Services Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay CCFD a total of $150,000 in monthly installments of $7,500, commencing November 1, 2025, with all payments to be made in full satisfaction of all claims. The Settlement Agreement includes mutual releases of all claims, and provides that, upon timely payment of all installments, CCFD will waive all claims for legal fees, costs, and interest. In the event of default, the unpaid balance becomes immediately due, with interest and collection costs, and CCFD may seek judgment for the outstanding amount. (Note 18 – Subsequent Events)

Settlement Agreement with Carstens, Allen & Gourley, LLP

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

As a result of the settlement agreement with Carstens the Company recognized a loss on settlement of debt of $53,093. As of September 30, 2025, the Company had an accrued expenses balance of $189,552 due to the settlement agreement with Carstens. The Company recognized late penalty fees of $22,355 due to the balance owed to Carstens during the three months ended September 30, 2025. The late penalty fee was recorded as part of the loss on settlement of debts on the consolidated statement of operations.

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

During the three months ended March 31, 2025, the Company issued 78,855,000 shares of common stock valued at $133,297 for partial settlement of the Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $44,727. During the three months ended June 30, 2025, the Company issued 232,500,000 shares of common stock valued at $122,736 for partial settlement of Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $32,154. During the three months ended September 30, 2025, the Company issued 1,199,900,000 shares of common stock valued at $356,050 for partial settlement of Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $104,634.

On March 20, 2025, the Company entered into a liquidated damages settlement (“Damages Settlement 2”) of $210,375 to be paid by the issuance of 140,000,000 shares of common stock to an investor as a result of the failure to issue common stock from the exercise of 3,400 Series C warrants in a timely manner. As a result, the Company recognized a $210,375 liquidated damages liability.

During the three months ended March 31, 2025, the Company issued 23,000,000 shares of common stock valued at $34,500 for the partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $62. During the three months ended June 30, 2025, the Company issued 45,000,000 shares of common stock valued at $22,500 for the partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $45,121. During the three months ended September 30, 2025, the Company issued 47,000,000 shares of common stock valued at $23,500 for the partial settlement of Damages Settlement 2. As a result, the Company recognized a gain on settlement of debt of $47,126.

As of September 30, 2025, the Company had an outstanding liquidated damages payable balance of $74,844.

As of September 30, 2025, the Company recorded advertising costs of $139,500 to accounts payable due to a dispute with a vendor over the balance owed by the Company to the vendor.

NOTE 18 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

Conversion of Convertible Notes to Common Stock

On October 15, 2025, the holder of the November 2024 Note and the Company agreed to convert $15,000 of principal into 250,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $85,000 (Note 9 – Convertible Notes Payable).

Between October 3 and November 10, 2025, the holder of the December 2024 Note and the Company agreed to convert $59,850 of interest into 1,185,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $139,650 (Note 9 – Convertible Notes Payable).

Between October 3 and October 22, 2025, the holder of the March 2025 Note 1 and the Company agreed to convert $97,861 of principal into 1,193,052,786 shares of common stock. As a result, the Company recognized a loss on conversion of $62,567 (Note 9 – Convertible Notes Payable).

Between October 28 and November 13, 2025, the holder of the March 2025 Note 4 and the Company agreed to convert $73,261 of principal into 1,201,000,000 shares of common stock. As a result, the Company recognized a loss on conversion of $46,839 (Note 9 – Convertible Notes Payable).

Conversion of Liquidated Damages Payable to Common Stock

Between October 3, 2025, and November 18, 2025, the Company issued 1,015,906,250 shares of common stock valued at $193,772 for partial settlement of Damages Settlement 1. As a result, the Company recognized a loss on settlement of debt of $38,754. (Note 17 – Commitments and Contingencies).

Exercise of Warrants

On October 10, 2025, the Company issued 101,998,800 shares of common stock due to the cashless exercise of 600 Series B warrants.

Regulation A, Tier 2 Equity Offering

Subsequent to September 30, 2025, the Company conducted a Regulation A, Tier 2 offering of its common stock through a series of subscription agreements. The company offered shares at a purchase price of $0.0001 per share, with a maximum offering size of $3,000,000 in gross proceeds. Across all agreements, a total of 1,855,000,000 shares were issued, resulting in aggregate proceeds of $185,500. The offering was set to terminate on the earlier of one year from the date of the circular offering or the date of the maximum offering amount was reached. All shares were issued as common stock, par value $0.001 per share, and were not registered under the Securities Act, relying on the Regulation A exemption.

ClearThink STRATA Purchase Agreement

On October 13, 2025, the Company entered into a STRATA Purchase Agreement with ClearThink Capital Partners, LLC, pursuant to which the Company may sell, from time to time, up to $25,000,000 of its Class A common stock to the investor over the term of the agreement. In connection with the agreement, the Company issued 250,000,000 restricted shares of common stock to the investor as a commitment fee. The purchase price for each drawdown is set at 70% of the lowest closing price of the Company’s common stock during the ten trading days preceding the purchase. Each drawdown is subject to volume and ownership limitations, and the Company is required to maintain an effective registration statement for the resale of shares issued under the agreement. The proceeds from this equity line may be used for general corporate purposes.

ClearThink Capital Partners Registration Rights Agreement

On October 13, 2025, the Company entered into a Registration Rights Agreement with ClearThink Capital Partners, LLC, in connection with the Strata Purchase Agreement. Under the terms of the Registration Rights Agreement, the Company is required to file a registration statement with the Securities and Exchange Commission (SEC) within 45 days of execution, covering the resale of up to $25,000,000 of common stock to be issued to the investor. The Company is obligated to use its best efforts to have the registration statement declared effective as soon as possible and to keep it effective until all shares are resold and no purchase amount remains under the Purchase Agreement. The Company will bear all reasonable expenses related to the registration, excluding sales or brokerage commissions. The agreement also provides for customary indemnification provisions and requires the Company to take actions to facilitate the investor’s ability to sell shares under Rule 144.

ClearThink Capital Partners Convertible Note

On October 13, 2025, the Company entered into a convertible note agreement with ClearThink Capital Partners, LLC, pursuant to which the Company issued a $120,000 principal amount convertible note with a purchase price of $100,000, reflecting a $20,000 original issue discount. The note bears interest at 10% per annum, with a lump-sum interest payment of $12,000 due at issuance and payable at maturity or upon earlier repayment. The note matures on October 13, 2026.

The note is convertible at the option of the holder at any time after 180 days from issuance or upon an event of default, at an initial conversion price of $0.0025 per share, subject to adjustment as set forth in the agreement. The Company is required to reserve sufficient shares of common stock for potential conversion. The note may be prepaid at any time without penalty.

The note and related agreements contain several restrictions and conditions on the issuance of shares upon conversion, including:

●	The holder may not convert any portion of the note if, after such conversion, the holder and its affiliates would beneficially own more than 9.99% of the Company’s outstanding common stock.

●	The Company must at all times reserve at least two times the number of shares issuable upon full conversion of the note (based on the then-current conversion price), with a minimum reserve of 100,000,000 shares.

●	If the conversion price falls below the par value of the common stock, the Company is required to seek stockholder approval to reduce the par value to the lowest value permitted by law.

●	Shares issued upon conversion are restricted securities and may not be sold or transferred unless registered under the Securities Act of 1933 or an exemption from registration is available, such as Rule 144. Certificates for such shares will bear a restrictive legend until such time as the legend may be removed in accordance with applicable law.

●	The Company is required to deliver shares upon conversion within three business days, with penalties for late delivery.

1800 Diagonal Lending LLC Convertible Promissory Note

On October 13, 2025, the Company issued a convertible promissory note in the principal amount of $97,000 to 1800 Diagonal Lending LLC. The note bears interest at 12% per annum and matures on July 30, 2026. The note is convertible at the option of the holder, beginning 180 days after issuance, into shares of the Company’s common stock at a conversion price equal to 61% of the lowest trading price during the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation. The Company may prepay the note at 135% of the outstanding principal and accrued interest within 180 days of issuance. The note contains customary events of default, including non-payment, failure to deliver shares upon conversion, breach of covenants, bankruptcy, delisting, and failure to comply with SEC reporting requirements, which may result in acceleration of the note and increased payment obligations. The proceeds from this financing will be used for general working capital purposes.

Release and Satisfaction of Judgement with MAI Voice GCO, LLC

On October 20, 2025, MAI Voice GCO, LLC, through its legal representative, executed a Release and Satisfaction of Judgment, confirming full satisfaction and payment of the judgment entered on May 7, 2025, in the amount of $32,090.16. On October 22, 2025, the Circuit Court of Kane County, Illinois, entered an order vacating the judgment and dismissing the matter with prejudice. As a result, there are no further obligations or liabilities related to this proceeding as of the date of this filing.

Berkowitz Pollack & Brant Advisors – Garnishment Proceedings

On October 22, 2025, the court issued a Writ of Garnishment against the Company’s bank account at JPMorgan Chase Bank, N.A., in the amount of $51,332.00, which included the original claim, post-judgment costs, interest, and potential attorney’s fees. The Company was required to respond to the writ, and the garnishee was required to disclose any assets or funds held on behalf of the Company.

On December 5, 2025, the Company consented to the entry of a Final Judgment in Garnishment in the amount of $55,227.00, inclusive of pre-judgment and post-judgment attorney fees, as reflected in the court filing. This amount represents the total liability, including all fees and interest, agreed to by the Company and the plaintiff.

Troutman Amin, LLP Litigation

On November 21, 2025, Troutman Amin, LLP (“Troutman”), a former legal services provider to Vocodia Holdings Corp. (“the Company”), filed a complaint in the Superior Court of the State of California, County of Orange, against the Company and certain related parties. The complaint alleges claims for fraud, concealment, and breach of contract in connection with unpaid legal fees and services rendered under a contract entered into in January 2024. Troutman seeks compensatory and exemplary damages, as well as attorneys’ fees, and alleges that the amount in controversy exceeds $113,000.

The Company is currently evaluating the allegations and intends to vigorously defend against the claims. As of the date of this filing, the Company is unable to predict the outcome of this matter or estimate the amount or range of potential loss, if any, that may result from this litigation. The Company will continue to monitor the proceedings and assess any developments that may require further disclosure or accrual in future periods.

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

Results of Operations

Comparison of the three months ended September 30, 2025, to the three months ended September 30, 2024.

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2025	2024	Change	%
Revenues	$51,324	$50,156	1,168	2%
Cost of revenue	40,636	74,062	(33,426)	-45%
Gross profit (loss)	10,688	(23,906)	34,594	-145%

Operating costs and expenses:
Operating expense	410,034	1,307,101	(897,067)	-69%

Other income (expenses)	(1,491,892)	325	(1,492,217)	-459,144%

Net loss	$(1,891,238)	$(1,330,682)	(560,556)	42%

Revenues increased by $1,168, or 2%, to $51,324 for the three months ended September 30, 2025, from $50,156 for the three months ended September 30, 2024. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. Beginning in the first half of 2025 we began engaging new customers with our DISA product.

Cost of Revenue

Cost of revenue decreased by $33,426, or 45%, to $40,636 for the three months ended September 30, 2025, from $74,062 for the three months ended September 30, 2024, primarily due to decreased cost of our cloud hosting platform.

Gross Loss

The increase in our gross profit by $34,594 to a gross profit of $10,688 for the three months ended September 30, 2025 from a gross loss of $23,906 for the three months ended September 30, 2024, is primarily attributable to the decrease in cost of revenue.

Operating Expenses

	Three Months Ended
	September 30,
	2025	2024	Change	%
Operating Expenses
General and administrative expenses	$368,534	$740,010	(371,476)	-50%
Salaries and wages	3,000	349,731	(346,731)	-99%
Research and development and other service providers	-	217,360	(217,360)	-100%
Consulting expense – related party	38,500	-	38,500	100%
Total Operating Expenses	$410,034	$1,307,101	(897,067)	-69%

Operating expense decreased by $897,067 or 69% to $410,034 for the three months ended September 30, 2025, from $1,307,101 for the three months ended September 30, 2024, primarily due to the reduction in general and administrative expenses related to going public in early 2024, a reduction in software development costs related to our DISA products and a reduction in salaries and wages and stock-based compensation expenses paid to employees and service providers.

General and Administrative Expenses decreased by $371,476 or 50% to $368,534 during the three months ended September 30, 2025, from $740,010 during the three months ended September 30, 2024. The decrease is primarily a result of a reduction of costs incurred that were related to going public during the first quarter of 2024 such as insurance, professional fees, and investor relations.

Salaries and wages decreased by $346,731 or 99%, to $3,000 for the three months ended September 30, 2025, from $349,731 for the three months ended September 30, 2024, due to a reduction in staff in 2024 and a reduction in stock-based compensation paid.

Research and development and other service providers expense decreased by $217,360, or 100%, to $0 for the three months ended September 30, 2025, from $217,360 for the three months ended September 30, 2024, primarily related to a decrease in software development costs related to our DISA products.

Related party consulting expenses increased by $38,500, or 100%, to $38,500 for the three months ended September 30, 2025, from $0 for the three months ended September 30, 2024. The expenses are due to consulting services provided by a company owned by our CEO.

Total other income (expense)

During the three months ended September 30, 2025, the Company recognized total other expenses of $1,491,892, which included a gain in the change in fair value of the warrant liability of $732,101, derivative expense and the change in fair value of the derivative liability of $1,164,441, a gain on digital assets of $18,352, a gain on Solana used to repay a related party loan of $6,992, a loss in the change in fair value of the May 2025 convertible note of $492,933, and other income of $21,808. These gains were partially offset by a loss on settlement of debts of $191,527 and interest expense of $422,244.

Comparison of the nine months ended September 30, 2025, to the nine months ended September 30, 2024

The following tables set forth selected consolidated statements of operations data and such data as a percentage of total revenues for each of the periods indicated:

	Nine months ended
	September 30,
	2025	2024	Change	%
Revenues	$66,461	$50,231	16,230	32%
Cost of revenue	126,575	130,321	(3,746)	-3%
Gross profit (loss)	(60,114)	(80,090)	19,976	-25%

Operating costs and expenses:
Operating expense	1,222,316	5,706,554	(4,484,238)	-79%

Other income (expenses)	(4,651,592)	(4,048,400)	(603,192)	15%

Net loss	$(5,934,022)	$(9,835,044)	3,901,022	-40%

Revenues increased by $16,230, or 32%, to $66,461 for the nine months ended September 30, 2025, from $50,231 for the nine months ended September 30, 2024. Beginning in January 2024, we suspended sales of our DISA product in order to update its functionality so it could scale to the needs of our customers. Beginning in the first half of 2025 we began engaging new customers with our DISA product.

Cost of Revenue

Cost of revenue decreased by $3,746, or 3%, to $126,575 for the nine months ended September 30, 2025, from $130,321 for the nine months ended September 30, 2024, primarily due to reduced cost of our cloud hosting platform.

Gross Loss

The decrease in our gross loss by $19,976 to a gross loss of $60,114 for the nine months ended September 30, 2025, from a gross loss of $80,090 for the nine months ended September 30, 2024, is primarily attributable to the decrease in our cost of revenue.

Operating Expenses

	Nine months ended
	September 30,
	2025	2024	Change	%
Operating Expenses
General and administrative expenses	$1,058,489	3,188,266	(2,129,777)	-67%
Salaries and wages	3,000	1,179,038	(1,176,038)	-100%
Research and development and other service providers	53,550	1,339,250	(1,285,700)	-96%
Consulting expense – related party	107,277	-	107,277	100%
Total Operating Expenses	$1,222,316	5,706,554	(4,484,238)	-79%

Operating expense decreased by $4,484,238 or 79% to $1,222,316 for the nine months ended September 30, 2025, from $5,706,554 for the nine months ended September 30, 2024, primarily due to the reduction in general and administrative expenses related to going public in early 2024, a reduction in software development costs related to our DISA products and a reduction in salaries and wages and stock-based compensation expenses paid to employees and service providers.

General and Administrative Expenses decreased by $2,129,777 or 67% to $1,051,294 during the nine months ended September 30, 2025, from $3,188,266 during the nine months ended September 30, 2024. The decrease is primarily a result of a reduction of the Company’s costs related to going public during the first quarter of 2024 such as insurance, professional fees, and investor relations.

Salaries and wages decreased by $1,176,038, or 100%, to $3,000 for the nine months ended September 30, 2025, from $1,179,038 for the nine months ended September 30, 2024, due to a reduction in staff in 2024 and a reduction in stock-based compensation paid.

Research and development and other service providers expense decreased by $1,285,700, or 96%, to $53,550 for the nine months ended September 30, 2025, from $1,339,250 for the nine months ended September 30, 2024, primarily related to a decrease in software development costs related to our DISA products.

Related party consulting expenses increased by $107,277, or 100%, to $107,277 for the nine months ended September 30, 2025, from $80,917 for the nine months ended September 30, 2024. The expenses are due to consulting services provided by a company owned by our CEO.

Total other income (expense)

During the nine months ended September 30, 2025, we had other expenses of $4,651,592, which consisted of the loss on issuance of the May 2025 convertible note of $756,621, liquidated damages of $710,375, interest expense of $832,864, derivative expense and change in the fair value of the derivative liability of $2,293,151, the loss on settlement of debts of $359,357, bad debt expense of $50,000, and offset by the change in fair value of warrant liability of $699,771, gain from forgiveness of payables of $79,500, the change in the fair value of May 2025 convertible note, the gain on digital assets of $2,948, gain on Solana used to repay loan held by related party of $6,992, and other income of $21,808.

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2025, and December 31, 2024

	September 30,	December 31,
	2025	2024	Change	%
Current assets	28,607	128,357	(99,750)	-78%
Current liabilities	7,124,541	2,363,345	4,4761,106	201%
Working capital (deficiency)	(7,095,844)	(2,234,988)	(4,860,856)	217%

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2025, and December 31, 2024, we had cash of $4,057 and $281, respectively. Current assets decreased by $99,750, or 78%, to $28,607 as of September 30, 2025, from $128,357 as of December 31, 2024. The decrease was primarily attributable to a reduction in prepaid expense of $72,895 and a reduction of accounts receivable of $30,631.

Current liabilities increased by $4,476,106 or 201%, to $7,124,541 as of September 30, 2025, from $2,363,345 as of December 31, 2024. The increase was primarily attributable to increase in accounts payable and accrued liabilities of $1,158,702, an increase in the derivative liability of $682,846, an increase in the liability from the May 2025 convertible note of $398,031, and an increase in convertible notes payable of $312,336.

We believe we will not have sufficient cash on hand to support our operations for at least 12 months. As of September 30, 2025, we had a working capital deficiency of $4,941,906. As discussed below, this condition and other factors raise substantial doubt regarding our ability to continue as a going concern.

We intend to generally rely on cash from operations and equity and debt offerings to the extent necessary and available, to satisfy our liquidity needs. There are several factors that could result in the need to raise additional funds, including a failure to generate revenue in the short term, a lack of anticipated sales growth and increased costs. Our efforts are directed toward generating positive cash flow and, ultimately, profitability. As our efforts during our fiscal 2024 and the nine months ended September 30, 2025, have not generated positive cash flows, we will need to raise additional capital. Should capital not be available to us at reasonable terms, other actions will become necessary, including implementing cost control measures and additional efforts to increase sales. We may also be required to take more strategic actions such as exploring strategic options for the sale of our company, the creation of joint ventures or strategic alliances under which we will pursue business opportunities, or other alternatives.

Cash Flow

	Nine months ended
	September 30,
	2025	2024	Change
Cash used in operating activities	$(653,478)	$(5,289,085)	$4,635,607
Cash used in investing activities	$917	$(2,131)	$3,048
Cash provided financing activities	$656,337	$5,292,432	$(4,636,095)

Cash Flow from Operating Activities

Nine months ended September 30, 2025, and 2024

We did not generate positive cash flows from operating activities during the nine months ended September 30, 2025, and 2024.

Cash flows used in operating activities for the nine months ended September 30, 2025, comprised of a net loss of $5,934,022 reduced by non-cash expenses of $4,067,996. Non-cash expenses were primarily composed of the derivative expense and change in fair value of derivative liability, the amortization of debt issuance costs, liquidated damages from warrants, the loss on issuance of the May 2025 convertible note and warrants, loss on settlement of debt and bad debt expense. Cash flows of $1,212,548 were also produced by the changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses, and a decrease in prepaid expense and other assets.

Cash flows used in operating activities for the nine months ended September 30, 2024, was comprised of a net loss of $9,835,044, reduced by non-cash expenses of $4,118,685. Non-cash expenses were primarily composed of the loss on settlement of debt, the amortization of debt issuance costs, stock-based compensation, and a convertible note default penalty, offset primarily by the change in fair value of the derivative liability and the gain on settlement of accounts payable. Cash flows of $427,264 were also used by the changes in the levels of operating assets and liabilities, primarily related to an increase in prepaid expenses and other assets, offset by primarily by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, cash flows from investing activities were composed of $180,562 used to purchase digital assets, offset by the proceeds from the sale of digital assets of $181,479.

During the nine months ended September 30, 2024, cash flows from investing activities were composed of $2,131 used to purchase property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities of $656,337 included $285,714 from the proceeds from convertible notes payable, $350,000 proceeds from the May 2025 convertible note and $47,222 of issuance costs from the May 2025 convertible note, offset by $26,599 used to repay convertible notes payable.

During the nine months ended September 30, 2024, cash provided by financing activities of $5,292,432 included $5,372,787 of proceeds from the sales of common stock units, proceeds of $605,000 from the sale of Series B Preferred shares, proceeds of $82,121 from the exercise of warrants and $30,000 from the issuance of note payable, offset by the repayment of convertible notes payable of $802,984, the repayment of notes payable of $55,000, and deferred offering costs of $24,375.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Going Concern

Our accompanying consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States including the assumption of a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, during the nine months ended September 30, 2025, we had a net loss of approximately $3.8 million. As of September 30, 2025, we had an accumulated deficit of $106.5 million and negative working capital of $7.1 million. During the nine months ended September 30, 2025, we used cash in operations of approximately $0.7 million. We expect to continue to incur significant expenditures to develop our technology. As such, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Telephone Consumer Protection Act’s (TCPA)

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

Dismissal and Closure of Arbitration with ProofPositive, LLC

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

On October 30, 2024, the AAA notified the parties that the arbitration file had been closed and marked as Withdrawn as of that date. The AAA further indicated that any outstanding administrative fees or arbitrator compensation and expenses incurred during the case remain due and payable to the AAA, regardless of the status of the award or apportionment of costs. The Company is not aware of any further proceedings in this matter at this time.

The result or impact of such allegations is now considered resolved as the arbitration has been withdrawn and closed, and no determination on the merits was made. The Company does not anticipate any further material impact from this matter, other than the payment of any outstanding administrative fees, if any.

Release and Satisfaction of Judgement with MAI Voice GCO, LLC

On December 16, 2024, MAI Voice GCO, LLC filed a verified complaint alleging breach of contract and seeking $32,090. The Company denies liability and intends to vigorously defend the action that was brought, although the probability of a favorable or unfavorable outcome is difficult to estimate as of this date. The result or impact of such allegations are uncertain, including whether or not they could result in damages and/or awards of attorneys’ fees or expenses. Subsequent to quarter end, on October 20, 2025, MAI Voice GCO, LLC, through its legal representative, executed a Release and Satisfaction of Judgment, confirming full satisfaction and payment of the judgment. On October 22, 2025, the Circuit Court of Kane County, Illinois, entered an order vacating the judgment and dismissing the matter with prejudice. As a result, there are no further obligations or liabilities related to this proceeding as of the date of this filing. (Note 18 – Subsequent Events)

Berkowitz Pollack & Brant Advisors – Garnishment Proceedings

In March 2025, Berkowitz Pollack & Brant Advisors filed a lawsuit against the Company for unpaid professional fees in the amount of $48,057. On October 22, 2025, the court issued a Writ of Garnishment against the Company’s bank account at JPMorgan Chase Bank, N.A., in the amount of $51,332.00, which includes the original claim, post-judgment costs, interest, and potential attorney’s fees. The Company is required to respond to the writ and the garnishee is required to disclose any assets or funds held on behalf of the Company. As of the date of this filing, the garnishment proceedings remain ongoing, and the ultimate outcome and impact on the Company’s financial position cannot be determined. (Note 18 – Subsequent Events)

Settlement Agreement with CCFD, Inc.

On April 9, 2024, the Company entered into a Creative Services Agreement with CCFD, Inc. (as successor in interest to The Right Method, LLC) for public relations, media relations, and branding services. CCFD asserted that it had fully performed its contractual obligations and claimed that $243,000 was owed by the Company. CCFD prepared an arbitration demand for filing with the American Arbitration Association, which was presented to the Company. The Company disputed the amount claimed.

On October 15, 2025, the Company and CCFD, Inc. entered into a Settlement Agreement to resolve all claims related to the Creative Services Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay CCFD a total of $150,000 in monthly installments of $7,500, commencing November 1, 2025, with all payments to be made in full satisfaction of all claims. The Settlement Agreement includes mutual releases of all claims, and provides that, upon timely payment of all installments, CCFD will waive all claims for legal fees, costs, and interest. In the event of default, the unpaid balance becomes immediately due, with interest and collection costs, and CCFD may seek judgment for the outstanding amount. (Note 18 – Subsequent Events)

Settlement Agreement with Carstens, Allen & Gourley, LLP

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

As a result of the settlement agreement with Carstens the Company recognized a loss on settlement of debt of $53,093. As of September 30, 2025, the Company had an accrued expenses balance of $189,552 due to the settlement agreement with Carstens. The Company recognized late penalty fees of $22,355 due to the balance owed to Carstens during the three months ended September 30, 2025. The late penalty fee was recorded as part of the loss on settlement of debts on the consolidated statement of operations.

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

VOCODIA HOLDINGS CORP

Date: December 19, 2025	By:	/s/ Brian Podolak
Brian Podolak
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

